Form 10-Q
period 1996-04-30
TELMED INC
filed 1996-06-18
CIK 883719

SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
- --- ACT OF 1934
For the quarterly period ended   April 30, 1996
                                 -----------------------------------------------

                                       OR

- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------
Commission file number        0-20438
                       ---------------------------------------------------------
                                  TELMED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                65-0273037
- ----------------------------                                     ----------
(State or other jurisdiction                                   (IRS Employer
 of incorporation)                                           Identification No.)

           9350 South Dixie Highway, Suite 1220, Miami, Florida     33156
           -----------------------------------------------------  ----------
               (Address of principal executive offices)           (Zip Code)

Registrant's tel. number, including area code (305) 670-9773
                                              ----------------------------------

- --------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  /X/       NO  / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES / /          NO  / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date. As of April 30, 1996, there were outstanding 4,340,000 shares of Common Stock, par value $.001 per share.

Page 1 of 14 pages. Exhibit index at page 12.

                          PART I FINANCIAL INFORMATION








                                    I N D E X
                                    ---------

                                                                     Page
                                                                     -----
Item 1.     Financial Statements

            Balance Sheets as of April 30, 1996 and
            October 31, 1995                                            3

            Statements of Operations for the three
            and six months ended April 30, 1996 and
            April 30, 1995.                                             4

            Statements of Cash Flows for the six
            months ended April 30, 1996 and
            April 30, 1995.                                             5


            Notes to Financial Statements                             6 - 9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                               10 - 11

                          TELMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                     ------
                                                                  APRIL 30,     OCTOBER 31,
                                                                    1996           1995
                                                                    ----           ----

       Current Assets
         Cash and Cash Equivalents                              $   290,443    $   493,916
         Accounts Receivable, Net of Allowance for
           Doubtful Accounts of $92,558 and $62,809               1,103,250        806,967
         Due From Affiliates                                         24,089         49,189
         Prepaid Expenses and Other Current Assets                  198,837        123,906
                                                                -----------    -----------
             Total Current Assets                                 1,616,619      1,473,978

       Property and Equipment - Net                                 118,721         99,166
       Investment in Debt Securities - Available For Sale           218,071        731,900
       Loans Receivable - HMA Investments, Inc.                        -           289,318
       Loans Receivable - 46061 Ontario Ltd.                        450,000           -
       Capitalized Software                                          65,417         78,500
       Investment in General Partnership                                300         29,657
       Goodwill, Net of Accumulated Amortization
         of $67,358 and $50,890                                     602,200        618,227
       Covenant Not To Compete, Net of Accumulated
         Amortization of $110,000 and $90,000                        90,000        110,000
       Other Assets                                                 233,429        181,616
                                                                -----------    -----------

             Total Assets                                       $ 3,394,757    $ 3,612,362
                                                                ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

       Current Liabilities
         Accounts Payable                                       $   374,961    $   205,962
         Accrued Expenses                                           339,839        367,265
                                                                -----------    -----------

             Total Liabilities                                      714,800        573,227
                                                                -----------    -----------

       Minority Interest                                             75,022        102,487
                                                                -----------    -----------

       Commitments (See Notes)

       Stockholders' Equity
         Common Stock - Par Value $.001 Per Share,
           20,000,000 Shares Authorized, 4,340,000
           Shares Issued and Outstanding                              4,340          4,340
         Additional Paid In Capital                               5,685,016      5,685,016
         Accumulated Deficit                                     (3,193,655)    (2,832,721)
         Unrealized Gain In Investment in Securities                109,234         80,013
                                                                -----------    -----------

             Total Stockholders' Equity                           2,604,935      2,936,648
                                                                  ---------      ---------

             Total Liabilities and Stockholders'
               Equity                                           $ 3,394,757    $ 3,612,362
                                                                ===========    ===========




                        SEE NOTES TO FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS







                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                           ------------------         ----------------
                                         APRIL 30,    APRIL 30,     APRIL 30,   APRIL 30,
                                           1996         1995          1996        1995
                                           ----         ----          ----        ----

      Revenues
        Service Revenues               $ 1,127,442  $ 1,171,520  $ 2,293,014  $ 2,394,199
        Interest and Other                  13,705       16,810       34,162       32,927
                                       -----------  -----------  -----------  -----------

          Total Revenues                 1,141,147    1,188,330    2,327,176    2,427,126
                                       -----------  -----------  -----------  -----------

      Costs and Expenses
        Cost of Services Provided          518,363      594,355    1,031,908    1,218,034
        Research and Development Costs        -          14,762          169       27,646
        Clinical Testing Costs              16,519         -          27,618         -
        General and Administrative         867,796      712,431    1,609,428    1,359,072
        Interest                              -             338         -           1,248
                                       -----------  -----------  -----------  -----------

          Total Expenses                 1,402,678    1,321,886    2,669,123    2,606,000
                                       -----------  -----------  -----------  -----------

        Loss Before Minority Interests  (  261,531)  (  133,556)  (  341,947)  (  178,874)


      Minority Interests In
        Consolidated Entities           (    7,253)   (  31,570)  (   18,987)  (   38,396)
                                       -----------  -----------  -----------  -----------


      Net Loss                         $(  268,784) $(  165,126) $(  360,934) $(  217,270)
                                       ===========  ===========  ===========  ===========

      Per Share
        Net Loss                       $(      .06) $(      .04) $(      .08) $(      .06)
                                       ===========  ===========  ===========  ===========

      Weighted Average Shares
        Outstanding                      4,340,000    3,884,424    4,340,000    3,842,130
                                       ===========  ===========  ===========  ===========






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                SIX MONTHS    SIX MONTHS
                                                                   ENDED         ENDED
                                                                 APRIL 30,     APRIL 30,
                                                                   1996          1995
                                                                   ----          ----
       (Decrease) in Cash and Equivalents:
       Cash Flows From Operating Activities:
       Net Loss                                                $(  360,934)  $(  217,270)
       Adjustments To Reconcile Net Loss
         To Net Cash Used In Operating
         Activities:
           Unrealized Gain on Marketable Securities                 29,221          -
           Depreciation and Amortization                            59,859        57,539
           (Increase) In Accounts Receivable                    (  296,283)   (  205,887)
           (Increase) Decrease In Due From Affiliates               25,100    (    6,253)
           Increase (Decrease) In Minority Interest             (   27,465)       32,969
           (Increase) Decrease In Prepaid Expenses and
             Other Current Assets                               (   74,931)       79,907

           Increase (Decrease) In Accounts Payable
             and Accrued Expenses                                  141,573    (  118,665)
                                                               -----------   -----------

       Net Cash Used In Operating Activities                    (  503,860)   (  377,660)
                                                               -----------   -----------

       Cash Flows From Investing Activities:
         Decrease In Available For Sale Investments                513,829       108,277
         Acquisition Of Equipment                               (   30,100)   (  305,689)
         (Increase) In Other Assets                             (   52,017)   (   90,662)
         Sale of Investment In General Partnership                  29,357          -
                                                               -----------   -----------

       Net Cash Provided By Investing
         Activities                                                461,069    (  288,074)
                                                               -----------   -----------

       Cash Flows From Financing Activities:
         Proceeds From Private Placement                              -        1,057,500
         Loan Receivable - 46061 Ontario Ltd.                   (  450,000)         -
         Proceeds From Loan Receivable -
           HMA Investment, Inc.                                    289,318          -
                                                               -----------   -----------

       Net Cash Provided By (Used In) Financing
         Activities                                             (  160,682)    1,057,500
                                                               -----------   -----------

       Increase (Decrease) In Cash and Cash
         Equivalents                                            (  203,473)      391,766

       Balance At Beginning Of Period                              493,916       855,180
                                                               -----------   -----------

       Balance At End Of Period                                $   290,443   $ 1,246,946
                                                               ===========   ===========




                        SEE NOTES TO FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996




A.       MANAGEMENT REPRESENTATION

         The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at April 30, 1996 and 1995.

         These financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended October 31, 1995.

         The results reflected for the six months period ended April 30, 1996 are not necessarily indicative of the results for the entire fiscal year to end on October 31, 1996.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The Company's policy is to consolidate with entities over which it has operational and financial control, including those entities in which it does not own a majority interest.

         These financial statements include the accounts of the Company's wholly-owned subsidiaries, ConsulMed, Inc., ConsulMed of South Florida, Inc., ConsulMed of Jacksonville, Inc., Specialty Therapy Services, Institute of Health and Healing; Quality Life Care Associates, A.J.V., a joint venture 50% owned by ConsulMed; Quality Life Care Associates of Jacksonville, Ltd. (QLCA-Jax), and Quality Life Care Associates of Dade (QLCA-Dade), limited partnerships in which ConsulMed holds a 50% general partnership interest. The Company's other general partnership investment is accounted for under the cost method. Portable Fetal Monitor, Inc. (PFM) has not had any accounting activity since its acquisition by the Company and does not presently have assets or liabilities.

         All intercompany accounts and transactions have been eliminated in consolidation.

         Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

         Revenue Recognition
         -------------------

         The Company recognizes revenues at the time the related services are rendered.

         Loss per share
         --------------

         Loss per share is based on the weighted average number of shares outstanding during the period.

         Statement of Cash Flows
         -----------------------

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996





B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Investments in Available-For-Sale Marketable Debt Securities
         ------------------------------------------------------------

         Effective in fiscal 1995, the Company adopted Financial Accounting Standards Board Statement No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of No. 115, debt securities classified as available-for sale are recorded at their fair value. Declines in value deemed to be other than temporary ar charged directly to earnings. Subsequent increases in value are reflected as a component of stockholder's equity.

         Capitalized Software Costs
         --------------------------

         Certain software costs incurred in connection with the development of the Company's portable fetal monitor have been capitalized as provided under SFAS No. 86, "Computer Software to be Sold, Leased or Otherwise Marketed". These costs will be amortized on either a straight line basis over the remaining estimated economic life of the product, or the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product, whichever method produces the greater amount.

C.       ACCOUNTS RECEIVABLE

         Bad debt expense was $29,700 and $8,740 for the six months ended April 30, 1996 and 1995, respectively.

         Under existing arrangements, ConsulMed earns a fee of 6% of collections for management services rendered to the healthcare operations of ConsulMed's partners in QLCA-Jax.

D.       LOAN RECEIVABLE - HMA Investments, Inc.

         During fiscal 1995, the Company loaned a total of $350,000 to Extreme Technologies, Inc. ("Extreme"), a publicly traded Canadian corporation which the Company at the time was negotiating to acquire. The Company subsequently discontinued its efforts to acquire Extreme. The first loan, evidenced by a 10% Senior Promissory Note of $100,000 was scheduled to mature on April 21, 1995. The second loan, evidenced by a $250,000 note was scheduled to mature on September 19, 1995. Neither note has been paid to date. The loans are secured by the pledge of 6,500,000 restricted shares of Extreme common stock and 1,028,415 free trading shares of Extreme common stock owned by principal shareholders and officer of Extreme. The Company has also obtained the right to vote such shares as trustee under the terms of a Voting Trust Agreement. The pledge and voting trust agreements will terminate on the earlier of the repayment of the Extreme notes, or June 1996.

         In October 1995, in consideration of a payment of $75,000 and the issuance of a 10% Purchase Promissory Note in the amount of $289,318, the Company assigned the Extreme Notes to HMA Investments Inc. ("HMA"), a privately held investment company. The HMA note was initially payable in six bi-weekly installments of $48,841 from November 14, 1995 through January 23, 1996. The Company subsequently extended the maturity of the entire note balance to March 31, 1996. Under terms of the Assignment Agreement, the Company will retain as security its interest in the two Extreme notes and its interest as voting trustee under the voting Trust Agreement and as pledgee of the Extreme shares, until the HMA note is paid in full. During the six months ended April 30, 1996, this note was paid in full.

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996





E.       LOANS RECEIVABLE - 46061 Ontario Ltd.

         In November 1995, the Company's Board of Directors approved a $450,000 loan to a Canadian corporation controlled by a member of the Company's board. The loan was due in May 1996, bears interest at the rate of 10.75% per annum, and is guaranteed by the board member and his brother, who is also a stockholder of the borrower. The loan is presently in default and the holder has requested an extension of time until August 1, 1996 for payment, plus accrued interest. The Board of Directors is presently considering the granting of such extension.

F.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                   April 30,   October 31,
                                                      1996         1995
                                                      ----         ----

         Office equipment                        $  136,695   $  126,595
         Medical equipment                           39,894       19,894
         Leasehold improvements                      16,039       16,039
                                                 ----------   ----------
                                                    192,628      162,528

         Less:  Accumulated Depreciation
               and Amortization                      73,907       63,362
                                                 ----------   ----------

                                                 $  118,721   $   99,166
                                                 ==========   ==========

         Depreciation expense was $6,665 and $19,056 for the six months ended April 30, 1996 and 1995, respectively.

G.       INVESTMENT IN MARKETABLE DEBT SECURITIES

                                       April 30, 1996          October 31, 1995
                                     Cost       Market        Cost       Market
                                     ----       ------        ----       ------

      U.S. Government Agency
        collateralized mortgage
        obligation (CMO), 5.75%,
        contractual maturity
        August 2003               $  284,600  $  218,071   $  591,104  $  531,356

      U.S. Treasury Bill, 5.27%,
        due December 7, 1995            -           -         200,544     200,544
                                  ----------  ----------   ----------  ----------

                                  $  284,600  $  218,071   $  791,648  $  731,900
                                  ==========  ==========   ==========  ==========

      During the six months ended April 30, 1996 and 1995, the investment recovered $109,234 and $51,799, respectively in value, which the company has reflected as a credit directly to stockholders' equity.

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996




H.       ACCRUED EXPENSES

         Accrued Expenses consist of the following:

                                                      April 30,    October 31,
                                                        1996          1995
                                                        ----          ----
           Accrued Insurance Costs                   $  137,689    $    3,587
           Accrued Payroll and Payroll Taxes            133,522       252,592
           Other                                         68,628       111,086
                                                     ----------    ----------

                                                     $  339,839    $  367,265
                                                     ==========    ==========

I.   PRIVATE PLACEMENT

         During fiscal 1995 the Company raised net proceeds of $1,050,666 from the private sale of 264,375 Units at $4.00 per Unit. Each Unit consists of two shares of Common Stock and one Warrant to purchase one share of Common Stock for $3.00 per share during the five-year period ending March 22, 2000. The offering expired on November 15, 1995.

J.       MAJOR CUSTOMERS

         For the six months ended April 30, 1996 and 1995, three customers accounted for 26%, 20% and 4% and 22%, 20% and 13%, respectively, of the Company's service revenues.

K.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                          April 30,     April 30,
                                                            1996          1995
                                                            ----          ----
           Interest Paid                                 $     -       $    1,248
                                                         ==========    ==========
           Unrealized Gain In Investment on Securities   $  109,234    $   51,799
                                                         ==========    ==========

L.       OTHER ASSETS

         The Company entered into an agreement dated December 27, 1994 with Advanced Medical Systems, Inc. ("AMS") pursuant to which it agreed to purchase all of AMS's rights to a fetal heart rate and uterine contraction monitor and to employ AMS as its exclusive manufacturer of the monitor. AMS will retain the right to continue selling its earlier model in France and Israel. Pursuant to the agreement, the Company paid AMS $100,000 upon execution of the agreement, and it will pay an additional sum of $100,000 when Pre-Market Approval is obtained from the Food and Drug Administration, which latter sum will be applied as a credit against purchases of units by the Company. The agreement provides for the payment by the Company of a royalty to AMS equal to 5% of the gross revenues collected by the Company from the sale, lease or rental of the monitor. Under the agreement, the Company is required to seek Pre-Market Approval by the FDA for the monitor, and the Company expects to apply shortly to the FDA in order to begin clinical testing of the AMS monitor under protocols approved by the FDA for the Company's first generation monitor. The initial $100,000 payment is included in Other Assets in the accompanying consolidated balance sheet.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations
            ---------------------------------------------


Six Months Ended April 30, 1996 compared to Six Months Ended April 30, 1995

ConsulMed contributed all of the operating revenue of the Company during the six months ended April 30, 1996 and 1995. Service revenues of $2,293,014 and $2,394,199, respectively, represent income from in-home nursing care services provided. Cost of service provided of $1,031,908 and $1,218,034 consists primarily of payroll and related costs.

Research and development costs were $169 and $27,646 for the six months ended April 30, 1996 and 1995, respectively. These costs are all related to the continuing development of a portable fetal monitor. The Company, in conjunction with Advanced Medical Systems, has completed development of an improved smaller monitor which has now completed its testing. The Company has submitted all of the relevant technical data to the FDA regarding its new monitor. TelMed has completed in-hospital (Phase I) clinical testing and in March 1996 commenced in-home (Phase II) clinical trials. Clinical testing costs were $27,618 for the six months ended April 30, 1996. Phase II clinical trials are expected to take 4 to 6 months and require a high level of staffing. Consequently expenditures for clinical testing are expected to increase at least through fiscal 1996.

General and administrative costs were $1,609,428 for the six months ended April 30, 1996. These costs consist of operating expenses incurred by ConsulMed of $1,252,981, as well as officer salary, professional fees and general overhead expenses incurred by the parent Company of $356,447.

Consul-Med Inc. recorded a loss of just over $56,000 for the second quarter of fiscal year 1996, leaving a year to date profit of just under $4,000. This loss was the first quarterly loss since 1994. These losses, however, were expected as Consul-Med has geared up for the increased nursing business due to begin during the third quarter.

General and administrative expenses increased over the same period last year as additional expenses were incurred to begin new businesses in Jacksonville and South Florida.

Consul-Med's loss in this quarter was due to the cost of starting new home health nursing ventures in both Jacksonville and South Florida. Both of Consul-Med's Comprehensive Out Patient Rehabilitation Facilities became fully operational, with the Facility in Jacksonville becoming Medicare certified late in the quarter. Pulmonary Rehabilitation services at the Delray Beach facility began in earnest adding significantly to revenues. Pulmonary Rehabilitation services should be fully in place at the Jacksonville facility in the middle of the third quarter. Managed care Nursing contracts signed during the second quarter are expected to begin increasing Nursing visits early in the third quarter in both Jacksonville and South Florida. It is expected that during the third quarter, contracts will be signed to provide highly profitable Medicaid Nursing visits to children in the South Florida area. Medicaid Nursing contracts for children is also being sought after in Jacksonville. This is a specialized field in which Consul-Med has begun the process of JCAHO certification which is necessary to secure the managed care business.

Liquidity and Capital Resources

In August, 1992, the Company realized net proceeds of approximately $4,100,000 from a public offering of 500,000 Units at $10.00 per Unit, each consisting of three shares of Common Stock and one Common Stock Purchase Warrant. Each Warrant entitles the holder to purchase one share of Common Stock for a period of five years through August 20, 1997 at a price of $4.00 per share.

Net cash used for operating activities during the six months ended April 30, 1996 was $503,860, primarily as a result of a net operating loss during the six months as well as an increase in Accounts Receivable.

In April, 1995 the Company commenced a private placement of 625,000 units at $4.00 per unit. Each unit consists of two shares of common stock and one warrant. The warrant is exercisable into one share of common stock at $3.00 per share from March 22, 1995 to March 22, 2000. If all the units are sold, the Company will realize approximately $2,493,000 in net proceeds. On April 17, 1995, the Company sold 264,375 units for net proceeds of $1,057,500. The offering expired.

Existing cash reserves and short-term investments are expected to be sufficient to finance current and forecasted operations for a period of twelve months from the date hereof. The Company has no commitments at present which will require significant use of cash.

Impact of Inflation

Inflation has not had a material impact on the Company to date.

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

      (a)   Exhibits:
3(a)          -  Restated Certificate Of Incorporation and Amendment    (a)
                   to Certificate Of Incorporation

3(b)          -  Bylaws                                                 (a)

4(a)          -  Form of Common Stock Certificate                       (a)

4(b)          -  Warrant Agreement, including form of Warrant           (b)
                   Certificate

10(a) (iv)    -  Mergers and Acquisitions Agreement with South          (b)
                   Richmond Securities, Inc.

10(a) (vi)    -  Agreement and Plan of Merger, dated as of              (c)
                   June 21, 1993, by and between TelMed, Inc.,
                   T.M. Sub #1, Inc., Consul-Med, Inc.,
                   Marvin L. Finston, M.D. and Alan I. Miller,
                   M.D.

10(a) (vii)   -  Employment Agreement between Registrant and            (d)
                   Jeffrey I. Binder.

10(a) (viii)  -  Stock Option Plan of Registrant.                       (d)

10(a) (xi)    -  Employment Agreement between Consul-Med, Inc.          (e)
                   and Alan I. Miller.

10(a) (xii)   -  Consulting Agreement between Consul-Med, Inc.          (e)
                   and Marvin L. Finston.

10(a) (xiii)  -  Lease Agreement between Consul-Med of South            (e)
                   Florida, Inc. and HHL Financial Services, Inc.

10(a) (xiv)(A)-  Agreement dated as of December 27, 1994, by and        (f)
                   between TelMed, Inc. and Advanced Medical
                   Systems, Inc.

10(a) (xiv)   -  Promissory Notes, dated February 21, 1995 and
                   June 21, 1995, of Extreme Technologies, Inc.
                   payable to the company.                              (g)

10(a) (xv)    -  Assignment Agreement, dated October 1, 1995,
                   between HMA Investments, Inc. and the Company
                   with respect to promissory notes of Extreme
                   Technologies, Inc.                                   (g)

10(a) (xvi)   -  Promissory Note dated November 6, 1995 of Daniel
                   Laboratories payable to the company and
                   Guaranty Agreement of Daniel Diena and
                   Emmanuel Diena.                                      (g)

21               List of Subsidiaries of Registrant.                    (e)

- ----------
(a) Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (SEC File No. 33-45472).
(b) Incorporated by reference to the corresponding exhibit in the Company's Report on Form 10-K for the fiscal year ended October 31, 1992.
(c) Incorporated by reference to Exhibit (i) to the Registrant's Report on Form 8-K for June 21, 1993.
(d) Incorporated by reference to the corresponding exhibit in the Company's Report on Form 10-K for the fiscal year ended October 31, 1993.

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

(e) Incorporated by reference to the corresponding exhibit in the Company's Report on Form 10-K for the fiscal year ended October 31, 1994.
(f) Incorporated by reference to Exhibit (i) to the Registrant's Report on Form 8K for December 27, 1994.
(g) Incorporated by reference to the corresponding exhibits in the Registrant's Report on Form 10K for the fiscal year ended October 31, 1995.

         (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed in the quarter for which this report was filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TELMED, INC.



Date:  June 18, 1996                      /S/ JEFFREY I. BINDER
                                          ---------------------
                                          Jeffrey I. Binder, Chairman
                                            (Chief Executive Officer)



Date:  June 18, 1996                      /S/ MITCHELL WALLACE
                                          --------------------
                                          Mitchell Wallace, Principal Financial
                                            Officer