Form 10-Q/A
period 1995-07-31
TELMED INC
filed 1996-08-23
CIK 883719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   JULY 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission file number 0-20438
                                  TELMED, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                   65-0273037
- ----------------------------                                ------------------
(State or other jurisdiction                                     (IRS Employer
 of incorporation)                                         Identification No.)

9350 SOUTH DIXIE HIGHWAY, SUITE 1220, MIAMI, FLORIDA                     33156
    (Address of principal executive offices)                        (Zip Code)

          Registrant's tel. number, including area code (305) 670-9773

______________________________________________________________________________
          (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X       NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES          NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date. As of July 31, 1995, there were outstanding 4,340,000 shares of Common Stock, par value $.001 per share.

Page 1 of 13 pages. Exhibit index at page 12.

                          PART I FINANCIAL INFORMATION



                                    I N D E X

                                                                            PAGE
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  July 31, 1995 and October 31, 1994                        3

                  Consolidated Statements of Operations
                  for the three months and nine months
                  ended July 31, 1995 and July 31, 1994                     4

                  Consolidated Statements of Cash Flows
                  for the nine months ended July 31, 1995
                  and July 31, 1994                                         5


                  Notes to Consolidated Financial Statements              6 - 9


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             10 - 11

                          TELMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  JULY 31,      OCTOBER 31,
                                                                    1995           1994
                                                                    ----           ----
       Current Assets
         Cash and Cash Equivalents                              $   785,597    $   855,180
         Accounts Receivable, Net of Allowance for
           Doubtful Accounts of $21,443 and $17,129                 791,213        499,475
         Due From Affiliates                                         40,541          8,439
         Loan Receivable - Related Party                            196,500           -
         Note Receivable                                            350,000           -
         Prepaid Expenses and Other Current Assets                  127,812        202,532
                                                                -----------    -----------
             Total Current Assets                                 2,291,663      1,565,626

       Property and Equipment - Net                                 154,623        165,292
       Investment in Available-for-Sale Marketable
         Debt Securities                                            574,245        683,926
       Investment in General Partnership                             29,757         29,357
       Goodwill, Net of Accumulated Amortization
         of $43,294 and $18,831                                     626,264        650,286
       Covenant Not To Compete, Net of Accumulated
         Amortization of $80,000 and $50,000                        120,000        150,000
       Other Assets                                                 266,318        173,892
                                                                -----------    -----------

             Total Assets                                       $ 4,062,870    $ 3,418,379
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

       Current Liabilities
         Accounts Payable                                       $    57,684    $    91,474
         Accrued Expenses                                           227,208        271,173
         Current Portion of Long-Term Debt                             -            43,269
                                                                -----------    -----------

             Total Liabilities                                      284,892        405,916
                                                                -----------    -----------

       Minority Interest                                            110,364         70,229
                                                                -----------    -----------

       Commitments (See Notes)

       Stockholders' Equity
         Common Stock - Par Value $.001 Per Share,
           20,000,000 Shares Authorized, 4,340,000 and
           3,801,250 Shares Issued and Outstanding                    4,340          3,801
         Additional Paid In Capital                               5,691,850      4,627,389
         Accumulated Deficit                                     (2,095,589)    (1,688,956)
         Unrealized Gain In Investment in Securities                 67,013           -
                                                                -----------    -----------
             Total Stockholders' Equity                           3,667,614      2,942,234
                                                                -----------    -----------

             Total Liabilities and Stockholders'
               Equity                                           $ 4,062,870    $ 3,418,379
                                                                ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                           ------------------         -----------------
                                          JULY 31,    JULY 31,       JULY 31,   JULY 31,
                                            1995        1994           1995       1994
                                            ----        ----           ----       ----
Revenues
        Service Revenues               $ 1,060,271  $   812,514  $ 3,454,471  $ 2,462,469
        Management Fee Income                 -            -            -           1,214
        Interest and Other                  16,251       22,088       49,177       67,348
                                       -----------  -----------  -----------  -----------

          Total Revenues                 1,076,522      834,602    3,503,648    2,531,031
                                       -----------  -----------  -----------  -----------

      Costs and Expenses
        Cost of Services Provided          573,275      472,720    1,791,309    1,484,900
        Research and Development Costs       9,009          904       36,655       25,404
        General and Administrative         680,003      568,837    2,039,075    1,744,696
        Interest                               134        1,633        1,382        5,551
                                       -----------  -----------  -----------  -----------

          Total Expenses                 1,262,421    1,044,094    3,868,421    3,260,551
                                       -----------  -----------  -----------  -----------

        Loss Before Minority Interests  (  185,899)  (  209,492)  (  364,773)  (  729,520)


      Minority Interests In
        Consolidated Entities           (    3,464)   (   6,150)  (   41,860)      64,620
                                       -----------  -----------  -----------  -----------

      Net Loss                         $(  189,363) $(  215,642) $(  406,633) $(  664,900)
                                       ===========  ===========  ===========  ===========

      Per Share
        Net Loss                       $(      .04) $(      .06) $(      .10) $(      .18)
                                       ===========  ===========  ===========  ===========

      Weighted Average Shares
        Outstanding                      4,332,065    3,786,347    4,007,248    3,784,913
                                       ===========  ===========  ===========  ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                NINE MONTHS   NINE MONTHS
                                                                   ENDED         ENDED
                                                                  JULY 31,      JULY 31,
                                                                    1995          1994
                                                                -----------   -----------
           Cash Flows From Operating Activities:
         Net Loss                                              $(  406,633)  $(  664,900)
         Adjustments To Reconcile Net Loss
           To Net Cash Used In Operating
           Activities:
             Depreciation and Amortization                          94,179        57,362
             (Increase) In Accounts Receivable                  (  291,738)   (   39,519)
             (Increase) In Due From Affiliates                  (   32,102)   (    4,555)
             Increase (Decrease) In Minority Interest               40,135    (   31,619)
             Decrease In Prepaid Expenses and
               Other Current Assets                                 74,720        62,938
             (Decrease) In Accounts Payable
               and Accrued Expenses                             (  121,024)   (   11,395)
             Non Cash Issuance of Common Stock                       7,500          -
                                                               -----------   -----------

       Net Cash Used In Operating Activities                    (  634,963)   (  631,688)
                                                               -----------   -----------

       Cash Flows From Investing Activities:
         Decrease In Investments In
           Marketable Debt Securities                              176,694       119,155
         Acquisition Of Equipment                               (  127,189)   (   12,861)
         Decrease In Other Assets                                    4,875          -
         (Increase) In Note Receivable                          (  350,000)       19,401
                                                               -----------   -----------

       Net Cash Provided By (Used In)
         Investing Activities                                   (  295,620)      125,695
                                                               -----------   -----------

       Cash Flows From Financing Activities:
         Loan Receivable - Related Party                        (  196,500)         -
         Proceeds From Private Placement                         1,057,500          -
                                                               -----------   -----------

       Net Cash Provided By Financing Activities                   861,000          -
                                                               -----------   -----------

          (Decrease) In Cash and Cash Equivalents               (   69,583)   (  505,993)

       Balance At Beginning Of Period                              855,180     1,453,604
                                                               -----------   -----------

       Balance At End Of Period                                $   785,597   $   947,611
                                                               ===========   ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1995




A.       MANAGEMENT REPRESENTATION

         The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at July 31, 1995 and 1994.

         These financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended October 31, 1994.

         The results reflected for the nine months period ended July 31, 1995 are not necessarily indicative of the results for the entire fiscal year to end on October 31, 1995.

B.       RESTATEMENT

         The Company has restated its Consolidated Balance Sheet as of July 31, 1995 to correct the misclassification of a loan to a related party in the amount of $196,500. The loan was previously recorded as research and development expenditures, of which $118,000 was expensed and $78,500 recorded as capitalized software costs. The reclassification has the effect of increasing current assets by $196,500 and reducing Property and Equipment-net by $196,500. There was no effect on the Company's Consolidated Statement of Operations for either the nine-month or three-month periods ended July 31, 1996 and 1995.

         The Loan Receivable-Related Party of $196,500 represents a noninterest-bearing loan to an individual who is related to one of the Company's directors. The loan was repaid in June 1996.

C.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ----------------------

         The Company's policy is to consolidate with entities over which it has operational and financial control, including cases where it does not own a majority interest.

         These financial statements include the accounts of the Company's wholly-owned subsidiaries, ConsulMed, Inc., ConsulMed of South Florida, Inc., and ConsulMed of Jacksonville, Inc.; Quality Life Care Associates of Jacksonville, Ltd. (QLCA-Jax), a limited partnership in which ConsulMed holds a 50% general partnership interest; and Quality Life Care of Dade (QLCD), a joint venture 50% owned by Consul-Med. Portable Fetal Monitor, Inc. (PFM) a wholly owned corporation of the Company has not had any accounting activity since its acquisition by the Company and does not presently have assets or liabilities.

         All intercompany accounts and transactions have been eliminated in consolidation.

         Revenue Recognition
         -------------------

         The Company recognizes revenues at the time the related services are rendered.

         Loss Per Share
         --------------

         Loss per share is based on the weighted average number of shares outstanding during the period.

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1995


C.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Statement of Cash Flows
         -----------------------

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         Investments in Available-For-Sale Marketable Debt Securities
         ------------------------------------------------------------

         Effective November 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of No. 115, the Company's investment In Marketable Debt Securities was classified as "available for sale". Since the investment had, as of October 31, 1994, been written down to its market value (See Note H), there was no effect of applying 115. Subsequent increases or decreases in value, after the adoption of 115, are reflected as a component of Stockholders' Equity.

D.       ACCOUNTS RECEIVABLE

         Bad debt expense was $8,740 and $5,950 for the nine months ended July 31, 1995 and 1994, respectively.

         Under existing arrangements, ConsulMed earns a fee of 6% of collections for management services rendered to the healthcare operations of ConsulMed's partners in QLCA-Jax.

E.       NOTE RECEIVABLE

         The Company has entered into a non-binding Letter of Intent for the possible acquisition of another company. In connection with this transaction the Company loaned $350,000 to that company on an unsecured basis to be repaid on or before September 21, 1995. An extension of time has been requested by that company, which the Company is taking into consideration.

F.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                  July 31,   October 31,
                                                    1995        1994
                                                    ----        ----
         Medical equipment                       $  118,184   $  100,185
         Office equipment                           107,240      106,304
         Leasehold improvements                      14,039        5,785
                                                 ----------   ----------
                                                    239,463      212,274

         Less:  Accumulated Depreciation
               and Amortization                      84,840       46,982
                                                 ----------   ----------

                                                 $  154,623   $  165,292
                                                 ==========   ==========

         Depreciation expense was $44,408 and $14,765 for the nine months ended July 31, 1995 and 1994, respectively.

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1995


G.       INVESTMENT IN MARKETABLE DEBT SECURITIES

                                       July 31, 1995        October 31, 1994
                                     Cost       Market      Cost       Market
                                     ----       ------      ----       ------

         U.S. Government and
        agencies obligations,
        (Federal Home Loan Bank)  $  648,327  $  574,245 $  821,909  $  683,926
                                  ==========  ========== ==========  ==========

         During the nine months ended July 31, 1995 $67,013 of the total unrealized loss of $137,982 reported in the Company's statement of operations for fiscal 1994 was recovered and accounted for as a credit to stockholder's equity.

H.       ACCRUED EXPENSES

         Accrued Expenses consist of the following:

                                                July 31,   October 31,
                                                  1995        1994
                                                  ----        ----
           Accrued Insurance Costs            $   89,989   $  102,008
           Accrued Payroll                        51,572      128,468
           Other                                  85,647       40,697
                                              ----------   ----------

                                              $  227,208   $  271,173
                                              ==========   ==========

I.   PRIVATE PLACEMENT

         In April, 1995 the Company commenced a private placement of 625,000 units at $4.00 per unit. Each unit consists of two shares of common stock and one warrant. The warrant is exercisable into one share of common stock at $3.00 per share from March 22, 1995 to March 22, 2000. If all the units are sold, the Company will realize approximately $2,493,000 in net proceeds. As of July 31, 1995, the Company had sold 264,375 for net proceeds of $1,057,500, to be used for general corporate purposes. The offering, originally scheduled to expire on May 15, 1995, was extended until November 15, 1995.

J.       MAJOR CUSTOMERS

         For the nine months ended July 31, 1995 and 1994, three customers accounted for 23%, 21% and 12% and 14%, 13% and 11%, respectively, of the Company's service revenues.

K.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               July 31,      July 31,
                                                 1995          1994
                                                 ----          ----

           Interest Paid                      $    1,382    $    3,000
                                              ==========    ==========
           Unrealized Gain In Investment
             on Securities                    $   67,013    $     -
                                              ==========    ==========

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1995


L.       STOCK GRANTS

         In July 1995 the Company sold 10,000 unregistered shares of its common stock to an officer for $.001 per share. The difference between the value of the shares and the consideration paid, which amounted to $7,490 has been charged to operations as compensation expense during the current quarter.

M.       STOCK OPTIONS

         In July 1995 the Company granted to an officer an option to purchase up to 30,000 shares of its common stock for $.001 per share. The employee will vest in the options only in the event that the Company reaches certain earnings targets. If the Company reports pre tax earnings of $500,000 for fiscal 1995, the employee will vest in 10,000 option shares. The employee will vest in an additional 10,000 option shares if the Company reports pre tax earnings of $550,000 for fiscal 1996. The final 10,000 option shares will vest if the Company reports pre tax earnings of $600,000 for fiscal 1997. However, the employee will vest in all 30,000 option shares in the event the Company reports cumulative pre tax income of $1,650,000 at any time during the three year period ending October 31, 1997. The options expire in March, 1998.

         The Company has recorded deferred compensation of $29,970 and will amortize this amount on a straight line basis over the term of the option.

N.       OTHER ASSETS

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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------


Nine Months Ended July 31, 1995 compared to Nine Months Ended July 31, 1994

ConsulMed contributed all of the operating revenue of the Company during the nine months ended July 31, 1995 and 1994. Service revenues of $3,454,471 and $2,462,469, respectively, represent income from in-home nursing care services provided. Cost of service provided of $1,791,309 and $1,484,900 consists primarily of payroll and related costs.

Research and development costs were $36,655 and $25,404 for the nine months ended July 31, 1995 and 1994, respectively. These costs are all related to the continuing development of the Company's portable fetal monitor. The Company, in conjunction with Advanced Medical Systems, has completed development of an improved smaller monitor which has now completed its testing. The Company has submitted all of the relevant technical data to the FDA regarding its new monitor. The Company has completed Phase I of its clinical evaluation utilizing its new monitor. The Company is in the process of compiling the data collected from both clinical sites and anticipates submitting such data by October 1, 1995. The Company has submitted its protocol to the FDA for Phase II of its clinical trials and anticipates, subject to FDA approval, beginning Phase II within sixty days after submission of the Phase I data. The Company also plans to conduct research studies relating to preterm labor and to continue compiling additional clinical data from the use of the monitor. Consequently, expenditures for research and development are expected to increase at least through fiscal 1995.

General and administrative costs were $2,039,075 for the nine months ended July 31, 1995. These costs consist of operating expenses incurred by ConsulMed of $1,425,838, as well as officer salary, professional fees and general overhead expenses incurred by the parent Company of $613,237.

Consul-Med Inc. recorded a profit of approximately $40,000 for the third quarter of fiscal year 1995. This represents the fourth consecutive quarter of profitability for Consul-Med, and continues the positive operating results which began in October of 1994.

Consul-Med's profitability in this quarter was due to the continuation of its prior business and ongoing strategic initiatives which management believes will continue to strengthen the company in the future. During this quarter the company's Comprehensive Outpatient Rehabilitation Facility received its Medicare certification which will increase its profitability. This facility stresses the treatment of Neurological problems and will expand its services to include Pulmonary Rehabilitation during the fourth quarter of fiscal year 1995. During the third quarter the company continued its expansion of nursing services in the Jacksonville, Ft. Pierce and Boca Raton areas. As of the end of the quarter additional sites for rehabilitation centers were being explored by Company management.

Consul-Med's research project with the University of Miami concerning the development of in-home treatment protocols for specific diseases is continuing on schedule. The programs being developed are intended to serve as the basis for the company to work with hospitals and managed care companies to shift care from hospitals to the home setting in a safe and effective manner.

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

Net cash used for operating activities during the nine months ended July 31, 1995 was $634,963, primarily as a result of a net operating loss during the nine months as well as an increase in Accounts Receivable and decrease in Accounts Payable and Accrued Expenses.

In April, 1995 the Company commenced a private placement of 625,000 units at $4.00 per unit. Each unit consists of two shares of common stock and one warrant. The warrant is exercisable into one share of common stock at $3.00 per share from March 22, 1995 to March 22, 2000. If all the units are sold, the Company will realize approximately $2,493,000 in net proceeds. On April 17, 1995, the Company sold 264,375 units for net proceeds of $1,057,500. The offering, originally scheduled to expire on May 15, 1995, was extended until November 15, 1995.

Existing cash reserves and short-term investments are expected to be sufficient to finance current and forecasted operations for a period of between eighteen and twenty months from the date hereof. The Company has no commitments at present which will require significant use of cash.

Impact of Inflation

Inflation has not had a material impact on the Company to date.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:
3(a)          -  Restated Certificate Of Incorporation and Amendment    *
                   to Certificate Of Incorporation

3(b)          -  Bylaws                                                 *

4(a)          -  Form of Common Stock Certificate                       *

4(b)          -  Warrant Agreement, including form of Warrant           **
                   Certificate

10(a) (iv)    -  Mergers and Acquisitions Agreement with South          **
                   Richmond Securities, Inc.

10(a) (vi)    -  Agreement and Plan of Merger, dated as of              ***
                   June 21, 1993, by and between TelMed, Inc.,
                   T.M. Sub #1, Inc., Consul-Med, Inc.,
                   Marvin L. Finston, M.D. and Alan I. Miller,
                   M.D.

10(a) (vii)   -  Employment Agreement between Registrant and            ****
                   Jeffrey I. Binder.

10(a) (viii)  -  Stock Option Plan of Registrant.                       ****

10(a) (xi)    -  Employment Agreement between Consul-Med, Inc.          *****
                   and Alan I. Miller.

10(a) (xii)   -  Consulting Agreement between Consul-Med, Inc.          *****
                   and Marvin L. Finston.

10(a) (xiii)  -  Lease Agreement between Consul-Med of South            *****
                   Florida, Inc. and HHL Financial Services, Inc.

10(a) (xiv)   -  Agreement dated as of December 27, 1994, by and        ******
                   between TelMed, Inc. and Advanced Medical
                   Systems, Inc.

21               List of Subsidiaries of Registrant.                    *****


* Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (SEC File No. 33-45472).
**       Incorporated by reference to the corresponding exhibit in the Company's
Report on Form 10-K for the fiscal year ended October 31, 1992.
***      Incorporated by reference to Exhibit (i) to the Registrant's Report on
Form 8-K for June 21, 1993.
****     Incorporated by reference to the corresponding exhibit in the Company's
Report on Form 10-K for the fiscal year ended October 31, 1993.
***** Incorporated by reference to the corresponding exhibit into the Company's Report on Form 10-K for the fiscal year ended October 31, 1994. ******Incorporated by reference to Exhibit (i) to the Registrant's Report on Form 8K for December 27, 1994.

         (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed in the quarter for which this report was filed.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TELMED, INC.



Date:  August 21, 1996             /S/ JEFFREY I. BINDER
                                   --------------------------------------------
                                   Jeffrey I. Binder, Chairman
                                      (Chief executive officer)


Date:  August 21, 1996             /S/ MITCHELL WALLACE
                                   --------------------------------------------
                                   Mitchell Wallace, Principal Financial
                                     Officer