Form 10-K/A
period 1995-10-31
TELMED INC
filed 1996-08-23
CIK 883719

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended October 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________________ to ________________

                         Commission File Number: 0-20438

                                  TELMED, INC.
            (Exact name of registrant as specified in its charter.)

         DELAWARE                                              65-0273037
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                            identification number)

                  9350 SOUTH DIXIE HIGHWAY, SUITE 1220
                               MIAMI, FLORIDA                         33156
                (Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code: (305) 670-9773

   Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act:

                 COMMON STOCK, PAR VALUE $.001 PER SHARE
                             (Title of Class)
                      COMMON STOCK PURCHASE WARRANTS
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [X] Yes   [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     As of December 29, 1995, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $2,013,600.

     As of December 31, 1995, the registrant had 4,340,000 shares of Common Stock, par value $.001 per share outstanding.

     Documents incorporated by reference: N/A

Page 1 of 28 pages.
Exhibit index at page 26.

                                    PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

     TelMed, Inc. ("TelMed") was organized in 1991 to engage in the business of providing specialized home health care services, in conjunction with physicians, for pregnant women with high risk pregnancy. Such services are intended to include monitoring the well-being of the fetus and the management and treatment of preterm labor. The services are intended to enable pregnant women who are at risk of giving premature birth to be monitored and treated in their homes for the management of their pregnancy in order to achieve improved medical outcomes at significant cost savings through the reduction of maternal and neonatal hospitalization. TelMed has been developing a portable fetal monitor to be used in providing such services. While working with Advanced Medical Systems, Inc. ("AMS"), an independent manufacturer of fetal monitors, with a view to improving its original monitor and having it manufactured by AMS. TelMed determined that a newly developed model of AMS's monitor incorporated significant enhancements over TelMed's original monitor, and accordingly, TelMed entered into an agreement in December, 1994 to acquire all of AMS's rights to the new monitor and to employ AMS as the manufacturer of the monitor. TelMed intends to employ such new model in its proposed services. TelMed has completed Phase I hospital clinical testing of its monitor and expects to begin Phase II in-home clinical testing in February, 1996 in order to obtain approval for its use from the Food and Drug Administration ("FDA"). (See "Regulation.")

      In 1993, TelMed acquired Consul-Med, Inc., a Florida corporation, ("Consul-Med"). Consul-Med is engaged in the business of providing home health care services in the State of Florida, and TelMed intends to utilize Consul-Med as a base for providing the professional and administrative resources required for its high risk pregnancy services when such services are begun.

      As used herein, the terms "Registrant" and "Company" shall refer to TelMed, Inc. together with its subsidiary corporations, including Consul-Med, Inc., unless the context in which such term is used indicates otherwise.

PREGNANCY MONITORING - BACKGROUND

     One of the most common and most serious complications of pregnancy is preterm labor, an acute condition usually resulting in premature birth. The most effective treatment for preterm labor is the early detection of preterm labor and immediate therapeutic intervention when it commences to attempt to prolong the pregnancy. Comprehensive systems of managing pregnancies in the patient's home have been developed to assist physicians in improving the medical outcome of complicated pregnancies at reduced costs. Such systems generally combine initial screening of patients to ascertain which are at risk of experiencing premature delivery, education and training of patients with respect to symptoms and proper care, daily telephone contact between perinatal nurses and patients for the assessment of the condition of the patients and infusion therapies, usually consisting of intravenous administration of tocolytic drugs, when prescribed by the patient's physician. The systems also include the use of portable monitors for the daily at home measurement of the patient's uterine activity and the transmission of the data of such activity to a central location, where it is recorded, graphed and assessed by trained, perinatal nurses. The nurses contact the patients' physicians as needed. The principal advantages of such systems are that they assist the physician in the early detection of labor, thus enabling prompt treatment of the patient in order to achieve an improved medical outcome. By enabling such functions to be performed in the home, it avoids the inconvenience, expenses and stress associated with visits to the hospital or doctor's office.

     The use of portable monitors for the prevention of preterm labor has not been universally accepted, and questions have been raised by some medical authorities concerning the efficacy of home monitoring. However, the FDA has approved such devices for use in the management and monitoring of high risk pregnancy.

     In patients with a high risk pregnancy, it is especially important to monitor the well-being of the fetus on a frequent and regular basis. One prevalently used method to perform such monitoring is termed a non stress test ("NST"). NST is a diagnostic test made up of two components: (1) measurement of fetal heart rate and (2) measurement of uterine contraction activity. Data on these two factors assist the physician to decide whether the condition of the fetus may require further medical attention. NST has become widely accepted as a primary antepartum screening mechanism in high risk pregnancy. TelMed's monitor is designed to enable such non stress testing to be performed in the patient's home. The ability to perform such testing in the patient's home and transmit the results to a health professional via the telephone lines are intended to permit patients to avoid the inconvenience and stress associated with visits to the hospital or doctor's office for routine monitoring.

PROPOSED SERVICES FOR HIGH-RISK PREGNANCIES

     TelMed proposes to offer a comprehensive home care service to aid physicians in the management and monitoring of high risk pregnancy. Such service will include screening of patients under the supervision of the physician to identify those women who are at risk of complications during pregnancy, educating the patient with respect to the physiological changes experienced during pregnancy and the symptoms associated with labor, and daily telephone contact throughout the term of pregnancy by TelMed's perinatal nurses for the assessment of the patient's condition and fetal well-being. When prescribed by the physician, TelMed's nurses will administer or manage tocolytic therapies to meet the individual needs of patients. The system is intended to include, as prescribed by the patient's physician, the use of TelMed's portable fetal monitor to enable its nurses to remotely monitor, review and assess the patient's uterine activity and the fetal heartbeat and report the data so obtained to the patient's physician.

      Large, stationary monitors which measure both uterine activity and fetal heart rate have been routinely used in the care of patients prior to or during labor and delivery, but such use has been limited to hospital settings because of their size. TelMed believes that its new monitor is the first portable monitor which can perform both functions and transmit such data by ordinary telephone lines to a remote location. It should be noted, however, that clinical tests have not been conducted with respect to the monitor, and there can be no assurance that the monitor can be successfully employed as intended or that it will be approved for use by the FDA. (See "Governmental Regulation".)

     TelMed's monitor consists of a portable, lightweight computerized recorder which contains a modem for telephonic transmission, to which are attached two belts containing sensing units. One belt is designed to be attached around the abdomen above the navel and the other, below the navel. One sensor detects uterine contractions, and the other detects the fetal heart rate. The patient wears the belts during designated periods each day, at which time uterine activity and fetal heart beat data are recorded. After each monitoring session, the patient connects the recorder to a standard telephone outlet, and the recorded data is thus transmitted to the TelMed's center, where the data will be recorded, graphed on a computer screen and assessed by a registered nurse. The nurse will contact the patient's physician as needed and provide the physician with information concerning the patient, including a graphic display (by computer, telephonic facsimile copy or hard copy) of the data recorded by the monitor.

     Clinical studies of TelMed's earlier model monitor were conducted on small samples of patients by two obstetricians and three hospitals in Canada, and the monitor is registered with the Ministry of Health, Bureau of Radiology and Medical Devices of Canada for use as a non-invasive medical device. The Company will seek to have its new model monitor approved for government reimbursement as a medical device in Canada.

     During the last year, TelMed prepared clinical studies, and it has completed hospital clinical (Phase I) testing. It expects to begin in-home clinical (Phase II) tests of the monitor in February, 1996.

      TelMed entered into an agreement dated December 27, 1994 with Advanced Medical Systems, Inc. ("AMS") pursuant to which it purchased all of AMS's rights to a fetal heart rate and uterine contraction monitor and to employ AMS as its exclusive manufacturer of the monitor. During 1994, TelMed worked with AMS to develop a more advanced model than a monitor which AMS has been marketing in France and Israel. The monitor is more advanced than that previously being developed by TelMed and employs state of the art features presently available on hospital monitors. AMS will retain the right to continue selling its earlier model in France and Israel. Pursuant to the agreement, TelMed paid AMS $100,000 upon execution of the agreement, and it will pay an additional sum of $100,000 when approval is obtained from the Food and Drug Administration, which latter sum will be applied as a credit against purchases of units by TelMed. The agreement provides for the payment by TelMed of a royalty to AMS equal to 5% of the gross revenues collected by TelMed from the sale, lease or rental of the monitor. Under the agreement, TelMed is required to seek Pre-Market Approval by the FDA for the monitor, and it filed an amendment to its investigational device exemption with the FDA in order to begin clinical testing of the AMS monitor under protocols approved by the FDA for the TelMed's previous model monitor. (See "Governmental Regulation.")

     Upon obtaining FDA approval of its monitor, TelMed intends to open an initial monitoring center in the offices of Consul-Med and will employ registered nurses obtained through Consul-Med. As part of its services the Company intends to provide supervision and administration of home-based drug therapy.

     The Company's marketing efforts will be primarily based on direct personal contact with physicians, hospitals and health maintenance organizations and advertising in medical publications relying upon the resources of Consul-Med, which has an established reputation among physicians in the Florida area.

CONSUL-MED - BACKGROUND

      Pursuant to an agreement dated June 21, 1993, TelMed acquired all of the outstanding capital stock of Consul-Med, Inc. from Marvin L. Finston, M.D. ("Finston") and Alan I. Miller, M.D. ("Miller"), was converted into $800,000 and the right to receive shares of Common Stock of TelMed in consideration for a value of $3,000,000, which value was established at $6.00 per share. The issuance of such shares is subject to certain earnout conditions which provide that, during the three-year period following the effective date of the agreement (August 1, 1993), shares of TelMed Common Stock will be issued to Finston and Miller on the basis of shares having a value of $.714 (as above calculated) for each $1.00 of net income before taxes of Consul-Med during any year. No shares have been issued pursuant to such provision since Consul-Med has not shown a net income since its acquisition. In connection with the merger, Finston entered into a non-competition agreement with the Registrant in consideration for $200,000. TelMed also agreed to pay a finder's fee in connection with the merger to David Capital Company of $50,000 on closing plus payments equal to 4% of the first $1,000,000, 3% of the second $1,000,000, and 2% of the third $1,000,000 of value of the shares of Common Stock, when and if issued to Finston and Miller. Under the Agreement, Dr. Finston was to devote his full time to Consul-Med pursuant to an employment agreement expiring on October 31, 1996, and Dr. Miller was retained as a medical consultant of Consul-Med until October 31, 1996. By mutual agreement, Dr. Finston resigned effective June 30, 1994 and became a consultant to Consul-Med, and Dr. Miller became President of Consul-Med as of that time.

CONSUL-MED - HOME HEALTH CARE SERVICES

      Consul-Med provides nurses and other health care professionals to non-affiliated, Medicare certified home health care agencies in the Florida area. It also provides such services directly to non-Medicare patients and is also the managing partner of joint venture partnerships that provide home health care services directly to non-Medicare patients. It provides personnel in the following disciplines: registered nurses, licensed practical nurses, home health aides, physical therapists, occupational therapists, speech therapists and medical social workers. The health care professionals deliver care and therapies, on a temporary basis, at patients' places of residence. Consul-Med's home health care includes infusion therapy and pharmaceutical services. The health care professionals used by Consul-Med are retained as employees of Consul-Med or as independent contractors on a case by case basis. Services provided by Consul-Med are available on a twenty-four hour per day, seven days per week basis. Providing nursing care and therapy in the patient's home is a cost-effective alternative to institutional care in hospitals and other health care facilities. Requests for such services come from patients, members of their families, physicians and social workers. The type of service provided depends upon the individual needs of the patient. All services require the written order of a physician. Approximately 3% of Consul-Med's services during its last fiscal year were provided directly by it or through its joint venture partnerships directly to patients, and these patients or their third party payors were billed for the services. Approximately 89% of Consul-Med's services during such year were provided by Consul-Med as a sub-contractor to Medicare licensed home health agencies. In the latter instance, payment for Consul-Med's services is made to it by the Medicare licensed home health agencies. During the last fiscal year one of such agencies accounted for 45% of Consul-Med's revenues, and two for 15% each.

      Consul-Med's services provided to patients on behalf of home health care companies are performed by Consul-Med, Inc. Services provided directly to patients have been provided through two partnerships (the "Partnerships"), Quality Life Care Associates of Jacksonville, Ltd. ("Quality Care Jacksonville") and Quality Life Care Associates of Dade, Ltd. ("Quality Care Dade"). Quality Care Jacksonville and Quality Care Dade are limited partnerships in each of which a wholly-owned subsidiary of Consul-Med is general partner and a fifty percent owner. The partners other than Consul-Med's subsidiaries in the Partnerships have been corporations whose shareholders are physicians who are in a position to refer private patients to the partnerships.

      In addition to owning equity positions in, Consul-Med's wholly-owned subsidiaries provide management services to, the Partnerships. The management services consist of billing and collections, accounting services and day to day management. Consul-Med is paid for such services on the basis of a percentage of cash receipts of the Partnerships. Each of the Partnerships is licensed by the State of Florida. Services provided by the Partnerships are provided directly to patients and such patients or their third party payors are billed for the services directly by the Partnerships. Approximately 3% of Consul-Med's revenues during its last fiscal year resulted from services performed by the Partnerships.

      The home health care industry is a local industry in which patients and referral sources are based in the immediate geographic area in which the referral services are provided. Consul-Med maintains a strong local presence in its marketing efforts in the Broward/Palm Beach and Jacksonville areas of Florida, where it has a solid base of referring physicians. In addition, referrals are obtained from hospital social work departments, case managers of managed care companies, skilled nursing facilities and nursing homes. Consul-Med's growth depends on its ability to establish and maintain strong working relationships with these referral sources. The home health care industry in south Florida is seasonal, with the highest volume experienced in the period of November through April, and marketing efforts are more extensive during such period.

CONSUL-MED - COMPREHENSIVE OUTPATIENT REHABILITATIVE FACILITIES

      Consul-Med recently began to expand its operations to provide comprehensive rehabilitative therapy for Medicare patients by establishing off-site rehabilitation facilities. Services offered by the Company at its rehabilitation centers include physical, occupational, speech and respiratory therapists. The first facility was established in Delray Beach, Florida, in September, 1994. Such facility was located in premises which, together with necessary equipment, was leased on a time sharing basis with other providers of rehabilitative therapy who were not related to the Registrant. During December, 1994, Consul-Med established five additional facilities in Jacksonville, Florida. The Jacksonville facilities were owned and operated on a sub-contract basis by two unrelated third parties who were paid a fee for treating Consul-Med's patients based upon the amount of patient treatment provided. Subsequently, the Company opened two free-standing rehabilitative facilities which replaced the previous centers. The first was opened in Delray Beach, Florida on March 12, 1995, and the second, in Jacksonville, Florida on December 13, 1995. The Delray Beach facility consists of approximately 2,670 square feet of space rented (together with certain equipment) at a cost of $5,801 per month. It received its Comprehensive Outpatient Rehabilitative Facility ("CORF") certification from the U.S. Health Care Finance Administration in June 1995. The Jacksonville facility consists of approximately 2,200 square feet of space which is rented at a cost of $1,225 per month. It is expected that the Jacksonville facility will receive its CORF certification in March, 1996, and it is operating in the meantime as a subcontractor for Northwood Sports Medicine. Revenues from the Company's rehabilitation facilities accounted for 9% of the Company's total revenues during the last fiscal year.

REIMBURSEMENT FOR SERVICES

      Consul-Med's services include, and TelMed's services are intended to include, assisting patients in obtaining reimbursement from their insurance companies or other third-party payors. Patients generally find that obtaining reimbursement for health care services from third party payors to be an onerous task because of intricate claims forms and bureaucratic complications. Consul-Med's procedures include contacting patients' insurance companies and other third-party payors prior to the commencement of services in order to determine the amounts of coverage, evaluate the coverages and employ established procedures to obtain payments. The Company generally obtains assignments of benefits from patients and receive payments directly; only an insignificant portion of revenues are derived from patients who have no health benefits or insurance. The Company's CORFs are reimbursed directly from Medicare.

     In recent years, third-party payors for health care services have made strong efforts to contain their costs by limiting their payments of benefits through lowering rates of payments, increasing review of bills for services, and reducing or eliminating coverage for certain medical services and procedures. Because of questions regarding the independent value of home uterine activity monitoring devices as distinguished from the nursing services, some third-party payors have been unwilling to provide reimbursement or have limited reimbursement for the type of preterm labor management services which the Company intends to provide. The Company understands that such unwillingness has decreased with respect to the use of a monitor heretofore approved by the FDA pursuant to a pre-market approval submission for use in pregnancies after 24 weeks gestation. There can be no assurance that the Company will obtain FDA approval for the use of its monitor for this indication or that even if obtained, third-party payors will provide adequate reimbursement for all of the services which the Company proposes in the future. The limitation of reimbursement for such services by third-party payors would adversely affect the Company's ability to derive revenues from its proposed pregnancy monitoring services.

COMPETITION

      Consul-Med competes with a large number of companies that offer similar services, including nurse staffing agencies, hospitals and non-profit home health agencies. The home health care business is highly fragmented. According to the National Association for Home Care, there are more than 12,000 home care agencies in the United States. In its rehabilitative services,it also faces severe competition from numerous competitors. Most of Consul-Med's competitors are local businesses serving a small area, but there are also several large national firms which compete with Consul-Med. Some of the large national firms have much greater resources, and are better established, than Consul-Med. Home health care business is generated by referrals from local physicians and other medical organizations. Accordingly, home health care providers compete on a local basis to develop relationships with key referral sources. The main components of an entity's ability to compete in the market are quality and range of services, speed of response, reliability and price.

      With regard to the services proposed to be offered for the management and treatment of pregnancy, at least one company currently offering such services, Tokos Medical Corporation, has been in business for some time and has achieved substantial acceptance in the medical community. It may be deemed to be well established on a nationwide basis, and it is expected that the Company will encounter intense competition from it particularly since reliability and quality of service are more significant competitive factors than price in the field of health care devices. TelMed intends to compete against other companies providing a home health care service addressing pregnancy complications principally on the basis that its monitor will provide a more significant diagnostic tool than others because it measures and records both uterine contractions and fetal heart beats whereas others employ portable monitors which measure and record uterine contractions only.

GOVERNMENTAL REGULATION

      Consul-Med and the Partnerships are licensed, as required, under the Home Health Services Act of Florida as home health agencies. Such Act and the regulations thereunder contain numerous provisions regulating the conduct of the home health care business, including among other things, meeting professional standards regarding certain employees, maintaining quality standards in providing care, keeping of records, and having certain personnel policies.

      In order to be eligible for Medicare payments in the State of Florida, a home health care agency is required to obtain a certificate of need ("CON"). Services provided by Consul-Med for Medicare patients are provided by it only as a subcontractor for other home health agencies which have CON's, and accordingly, Consul-Med is not required to have CON approval. During 1995, Consul-Med became certified to provide services under Medicaid.

      Consul-Med and the Partnerships are also subject to various federal, state and local laws and regulations regarding aspects of their operations. Consul-Med and the Partnerships believe that they are in compliance with all laws and regulations applicable to their business.

     TelMed's fetal monitor is subject to regulation by the FDA under the provisions of the Federal Food, Drug, and Cosmetic Act ("FDC Act"). TelMed had previously sought FDA approval for its monitor pursuant to section 510(k) of the FDC Act on the ground that its fetal monitor, which is intended as a screening tool to assess fetal well-being after 26 weeks of gestation, is a Class II device which is "substantially equivalent" to the fetal monitors currently commercially available. The FDA advised the Company that it had determined that the Company's monitor is "not substantially equivalent to devices marketed in interstate commerce prior to May 29, 1976" and cannot be marketed via the 510(k) pre-market notification process. The Company was not successful in having such decision reversed, and accordingly, it initiated the process for preparing and submitting a Premarket Approval (PMA) application with the FDA in order to employ its Portable Fetal Monitor. Securing PMA approval will entail significant delays in commencing home health care services for high risk pregnancies as well as substantial expenses. In December, 1993, TelMed received conditional approval from the FDA to begin clinical trials of the monitor following certification of Institutional Review Board approval ("IRB"). TelMed obtained IRB approvals on April 6, 1994 and December 6, 1994. It postponed the clinical trials required for the PMA in order to complete development of an improved model of its monitor and thereafter to acquire an improved monitor. TelMed notified the FDA through an amendment to its Investigational Device Exemption, which it received with respect to its earlier model monitor, that its new model monitor was tested for safety with testing equivalent for the earlier model. TelMed has completed in-hospital (Phase I) clinical testing and expects to commence in-home (Phase
II) clinical trials in February, 1996. There can be no assurance that the clinical trials will be successful or that a PMA for the fetal monitor will be approved. If TelMed were to ultimately fail in securing FDA approval for its monitor, its ability to market its proposed monitoring services will be seriously adversely affected.

      TelMed's proposed monitoring services will be subject to various other federal, state and local regulations. Moreover, the health care field is an area of extensive and dynamic regulatory changes, which can have enormous effects on permissible activities, the costs of doing business and the amount of permissible payments by third-party payors. Extensive legislative action is currently being proposed at the federal and state levels which may substantially affect the home health care industry. The results of such proposals and effects of any future legislation cannot be predicted.

PATENTS

     TelMed was issued two patents with respect to certain features of its earlier monitor. It is currently planning to file patent applications with respect to certain features of its new monitor. There can be no assurance that any patents will provide the Company with any significant advantages over others with competing devices.

INSURANCE AND LITIGATION

     In recent years health care providers and participants have become subject of a greatly increasing number of lawsuits alleging malpractice or product liability, many of which assert large monetary claims, and it has become more and more costly to defend such lawsuits. The Company may find itself the subject of such actions despite any precautions taken by it in conducting its operations in a proper manner. The Company maintains general liability insurance, including professional and products liability, to protect itself against claims which may be asserted against it in amounts which it believes to be adequate for its purposes. However, there can be no assurance that the amounts of its coverage would be adequate to protect it from potential adverse judgments against it.

EMPLOYEES

      At December 31, 1995, the Company had 133 employees in addition to its officers, of which all but two were employed in Consul-Med. In addition to such employees, Consul-Med had agreements with a pool of 91 nurses as of such date, whose services it employs on a case by case basis. The Company believes that its employee relations are good. None of its employees are covered by collective bargaining agreements. In addition, the two partnerships of which Consul-Med's wholly-owned subsidiary corporations are the general partners and fifty percent equity owners employed approximately 37 persons at such date.

ITEM 2. PROPERTIES.

     The Registrant's main office is located at 9350 South Dixie Highway, Suite 1220, Miami, Florida 33156. The office consists of approximately 3,100 square feet of space and is rented pursuant to a lease expiring on August 30, 1999 at a rental of $31,000 for the period from March 1, 1994 through February 28, 1995 and base annual rentals of $43,400 from March 1, 1995 to February 28, 1997 and $46,500 from March 1, 1997 to August 30, 1999.

      Consul-Med maintains facilities for its main operations at 3275 West Hillsboro Boulevard, Suite 210, Deerfield Beach, Florida. Such premises consist of 3,546 square feet of space and are leased from an unaffiliated party pursuant to a lease expiring on November 15, 1998 at a base annual rental of $33,687. Consul-Med also leases approximately 1,635 square feet of office space at 3070 Boulevard Center Drive, Jacksonville, Florida at a monthly rental of approximately $1,490 pursuant to a lease expiring in February, 1995. In addition, Consul-Med leases approximately 2,736 square feet of space for a rehabilitation facility in Delray Beach, Florida at a monthly rental of $5,081 pursuant to a lease expiring on December 1, 1998. Consul-Med also leases approximately 525 square feet of office space in Ft. Pierce, Florida pursuant to a lease expiring on July 31, 1995.

     The Company's subsidiary Portable Fetal Monitoring Inc. maintains an office of approximately 800 square feet at 1111 Flint Road, Unit 5, Downsview, Ontario, Canada, which premises are owned by Daniel Medical Laboratories and presently provided to the Company on a rent free basis.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1993.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock and Common Stock Purchase Warrants are traded in the over-the-counter market, and they have been quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") since August 21, 1992 under the symbols "TEMD" for the Common Stock and "TEMDW" for the Common Stock Purchase Warrants.

     The following table sets forth, for the periods indicated, the range of the high and low bid prices for the Company's Common Stock as reported by NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              HIGH              LOW
                                              ----              ---
FISCAL YEAR ENDED OCTOBER 31, 1994
   First Quarter                              7                 6 3/8
   Second Quarter                             6 3/4             6 1/4
   Third Quarter                              6 3/4             5 1/2
   Fourth Quarter                             7 1/8             6 1/4

FISCAL YEAR ENDED OCTOBER 31, 1995
   First Quarter                              7 1/8             1
   Second Quarter                             3                 1 1/2
   Third Quarter                              2 1/16            1
   Fourth Quarter                             1 7/16              3/4

HOLDERS

     The number of record holders of shares of the Company's Common Stock was approximately 113 as of December 31, 1995. The Company believes that, in addition, there were, as of such date, in excess of 1,200 beneficial owners of its Common Stock whose shares are held in "street name".

DIVIDENDS

     To date, the Company has not paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board does not expect to declare any dividends in the foreseeable future since it intends to use earnings, if any, in its operations.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table summarizes certain selected financial data and should be read in conjunction with the more detailed financial statements and notes thereto appearing elsewhere herein.

CONSOLIDATED OPERATIONS DATA (1):

                                       FOR THE YEARS ENDED OCTOBER 31,
                                   1995 (2)            1994              1993
                                   --------            ----              ----
REVENUES:

Services revenues                $ 4,422,705        $3,369,780        $ 780,442
Management fee income            $    12,780        $   12,914        $   8,216
Interest and other income        $   142,382        $   89,311        $ 142,942

COSTS AND EXPENSES:

Cost of services provided        $ 2,375,496        $1,943,476        $ 464,668
Research and development costs   $   143,788        $   93,453        $  51,144
General and administrative       $ 3,048,911        $2,330,076        $ 809,578
Unrealized loss on investment    $    -             $  137,982        $    -
Interest                         $     1,382        $    5,945        $   2,151

Net loss                         $(1,025,765)       $ (974,266)       $(399,063)
Net loss per share               $     (0.25)       $    (0.26)       $   (0.11)

CONSOLIDATED BALANCE SHEET DATA:

                                           OCTOBER 31,
                                   1995 (2)            1994
                                   --------            ----

Current assets                   $ 1,670,478        $1,565,626
Total assets                     $ 3,730,362        $3,418,379
Current liabilities              $   573,227        $  405,916
Total liabilities                $   573,227        $  405,916
Minority interests               $   102,487        $   70,229
Stockholders' equity             $ 3,054,648        $2,942,234

(1) The operations of Consul-Med, Inc. have been included in the Company's operations since August 1, 1993, the date of acquisition.

(2) 1995 financial information as restated (See Independent Auditors' Report and Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

      In August 1993, the Company acquired all of the outstanding Common Stock of Consul-Med, Inc. This transaction has been accounted for as a purchase. Accordingly, the operations of Consul-Med have been consolidated with the Company effective August 1, 1993, the date of acquisition. Consul-Med provides in-home nursing care and rehabilitative therapy for patients located within the state of Florida.

      TelMed's fetal monitor is subject to regulation by the FDA under the provisions of the Federal Food, Drug, and Cosmetic Act ("FDC Act"). TelMed had previously sought FDA approval for its monitor pursuant to section 510(K) of the FDC Act on the ground that its fetal monitor, which is intended as a screening tool to assess fetal well being after 26 weeks of gestation, is a Class II device which is "substantially equivalent" to the fetal monitors currently commercially available. The FDA advised the Company that it had determined that the Company's monitor is "not substantially equivalent to devices marketed in interstate commerce prior to May 29, 1976" and cannot be marketed via the 510(K) premarket notification process. The Company was not successful in having such decision reversed, and it initiated the process for preparing and submitting a Premarket Approval Application (PMA) with the FDA in order to employ its Portable Fetal Monitor. Securing a PMA approval will entail significant delays in commencing home health care services for high risk pregnancies as well as substantial expenses. On December 23, 1993, TelMed received conditional approval from the FDA to begin its clinical investigation following certification of Institutional Review Board approval ("IRB"), subject to TelMed submitting certain additional information. TelMed obtained IRB approvals on April and December 1994. It postponed the clinical trials required for the PMA initially in order to complete development of an improved model of its monitor and thereafter to acquire an improved monitor. TelMed intends to notify the FDA through an amendment to its Investigational Device Exemption, which it received with respect to its earlier model monitor, that its new model monitor has been tested for safety with testing equivalent for the earlier model and that it will begin clinical trials of its new monitor upon receiving IRB approvals of the amendment. TelMed expects to receive such approvals shortly and to commence clinical trials in February, 1995. There can be no assurance that the clinical trials will be successful or that a PMA for the fetal monitor will be approved. If TelMed were to ultimately fail in securing FDA approval for its monitor, its ability to market its proposed monitoring services will be seriously adversely affected.

      The Company was incorporated on June 24, 1991. Prior to fiscal 1993, the Company had not yet generated revenues from operations and was considered to be in the development stage. All share and per share information discussed below has been adjusted to reflect a 3 for 2 Common Stock split effected in January, 1992.

RESULTS OF OPERATIONS

     YEARS ENDED OCTOBER 31, 1995 AND 1994:

      Consul-Med contributed all of the operating revenue of the Company during fiscal 1995 and fiscal 1994. Service revenues of $4,422,705 and $3,369,780 represent income from in-home nursing care services provided during fiscal 1995 and fiscal 1994, respectively. Cost of service provided of $2,375,496 and $1,943,476 consists primarily of payroll and related costs.

      Research and development costs were $361,788 and $93,453 for fiscal 1995 and fiscal 1994, respectively. These costs continue to be related to the development of the Company's portable fetal monitor.

      General and administrative costs were $2,948,911 and $2,330,076 for fiscal 1995 and fiscal 1994, respectively. These costs consist of operating expenses incurred by Consul-Med of $1,930,233 and $1,575,869 during fiscal 1995 and fiscal 1994, respectively, as well as officer salary, professional fees and general overhead expenses incurred by the parent Company of $1,001,678 and $754,207 during fiscal 1995 and fiscal 1994, respectively. The increases were due primarily to higher administrative salaries, rents, professional fees and travel costs.

      Operating expenses were offset by $142,382 and $89,311 of interest income for fiscal 1995 and 1994, respectively. Interest income increased in fiscal 1995 due to increases in investment funds from the Company's private placement and accrued interest on the loan to Extreme Technologies, Inc. (see Liquidity and Capital Resources). This resulted in a net loss of $(1,143,765) or $(.28) per share for fiscal 1995, as compared with a net loss for fiscal 1994 of $(974,266) or $(.26) per share.

     Although the Company reported a loss for fiscal 1995, Consul-Med's business expansion resulted in fourth quarter profitability for the subsidiary. The most significant component of the business expansion was the opening of a home health service operation in Ft. Pierce, Florida.

     In September, 1994, Consul-Med opened its first off-site comprehensive outpatient rehabilitation facility ("C.O.R.F."). Consul-Med plans to continue this diversification of its health care business by exploring opportunities to open additional off-site C.O.R.F.s in various markets within the State of Florida.

     YEARS ENDED OCTOBER 31, 1994 AND 1993:

      Consul-Med contributed all of the operating revenue of the Company during fiscal 1994 and fiscal 1993. Service revenues of $3,472,005 and $780,442 represent income from in-home nursing care services provided during fiscal 1994 and the fourth quarter of fiscal 1993, respectively. Cost of service provided of $1,943,476 and $464,668 consists primarily of payroll and related costs.

      Research and development costs were $93,453 and $51,144 for fiscal 1994 and fiscal 1993, respectively. These costs continue to be related to the development of the Company's portable fetal monitor.

      General and administrative costs were $2,330,076 and $807,978 for fiscal 1994 and fiscal 1993, respectively. These costs consist of operating expenses incurred by Consul-Med of $1,575,869 and $320,192 during fiscal 1994 and the fourth quarter of 1993, respectively, as well as officer salary, professional fees and general overhead expenses incurred by the parent Company of $754,207 and $487,786 during fiscal 1994 and fiscal 1993, respectively. The increases were due primarily to higher administrative salaries, rents, professional fees and travel costs.

      Operating expenses were offset by $89,311 and $142,942 of interest income for fiscal 1994 and 1993, respectively. Interest income declined in fiscal 1994 due to reductions in investment funds, which was partially offset by higher interest rates during the year. This resulted in a net loss of $974,266, or $0.26 per share for fiscal 1994, as compared with a net loss for fiscal 1993 of $399,063 or $0.11 per share.

     Although the Company reported a loss for fiscal 1994, Consul-Med's business expansion resulted in fourth quarter profitability for the subsidiary. The most significant component of the business expansion was the opening of a home health service operation in Ft. Pierce, Florida.

     In September, 1994, Consul-Med opened its first off-site comprehensive outpatient rehabilitation facility ("C.O.R.F.").

    YEARS ENDED OCTOBER 31, 1993 AND 1992:

      Consul-Med contributed all of the operating revenue of the Company during fiscal 1993. Service revenues of $780,442 represent income from in-home nursing care services provided during the fourth quarter of fiscal 1993. Cost of service provided of $464,668 consists primarily of payroll and related costs.

      Research and development costs were $51,144 and $42,735 for fiscal 1993 and fiscal 1992, respectively. These costs are related to the development of the Company's portable fetal monitor.

      General and administrative costs were $807,978 and $262,661 for fiscal 1993 and fiscal 1992, respectively. These costs consist of operating expenses incurred by Consul-Med during the fourth quarter of 1993, totaling $320,192, as well as officer salary, professional fees and general overhead expenses incurred by the parent Company of $487,786 during all of fiscal 1993.

      Operating expenses were offset by $142,942 and $35,240 of interest income for fiscal 1993 and 1992, respectively. This resulted in a net loss of $399,063. or $0.11 per share for fiscal 1993, as compared with a net loss for fiscal 1992 of $270,156 or $0.11 per share.

LIQUIDITY AND CAPITAL RESOURCES

      In August, 1992, the Company realized net proceeds of approximately $4,100,000 from a public offering of 500,000 Units at $10.00 per Unit, each consisting of three shares of Common Stock Purchase Warrant. Each Warrant entitles the holder to purchase one share of Common Stock for a period of five years through August 20, 1997 at a price of $4.00 per share.

      Cash used for operating activities has been provided by liquidation of investments purchased with the proceeds of the Company's public offering in August, 1992, and an increase in accounts payable balances.

      In June, 1993, the Company entered into an Agreement and Plan of Merger with Consul-Med, Inc., a provider of health care professionals to Medicare and non-Medicare patients in Broward and Palm Beach counties, and the greater Jacksonville, Florida area. The acquisition was consummated in August, 1993. At closing, the Company paid $1,000,000 and agreed to an earnout, payable in Common Stock of the Company. Cash used for the purchase of the Company's subsidiaries, including the payment for a covenant not to compete, and the acquisition of equipment was provided by the sale of investments.

      During fiscal 1995 the Company raised net proceeds of $1,050,331 from the private sale of 264,375 Units at $4.00 per Unit. Each Unit consised of two shares of Common Stock and one Warrant to purchase one share of Common Stock for $3.00 per share during the five-year period ending March 22, 2000. The offering expired on November 15, 1995. The Company used part of the proceeds in further development of its monitor and phase I clinical trials. The rest of the proceeds are intended for use in phase II of its clinical trials.

      During fiscal 1995, the Company loaned a total of $350,000 to Extreme Technologies, Inc. ("Extreme"), a publicly held Canadian corporation which the Company at the time was negotiating to acquire. The Company subsequently discontinued its efforts to acquire Extreme. The first loan, evidenced by a 10% Senior Promissory Note of $100,000 was schedule to mature on April 21, 1995. The second loan, evidenced by a $250,000 note was scheduled to mature on September 19, 1995. Neither note has been paid to date. The loans are secured by the pledge of 6,550,000 restricted shares of Extreme common stock and 1,028,415 free trading shares of Extreme common stock owned by principal shareholders and officers of Extreme. The Company has also obtained the right to vote such shares as trustee under the terms of a Voting Trust Agreement. The pledge and voting trust agreements will terminate on the earlier of the repayment of the Extreme notes, or June 1996.

      In April 1995, the Company loaned $196,500 to an individual related to a member of the Board of Directors. The loan was non-interest bearing, and was repaid in June, 1996.

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

      In November 1995, the Company's Board of Directors approved a $450,000 loan to a Canadian corporation controlled by a member of the Company's board. The loan was orginally due in May 1996, bearing interest at the rate of 10.75% per annum. It is guaranteed by the board member and his brother, who is also a stockholder of the borrower. In July 1996, the company received a payment of $136,281, representing the accrued interest due through the date of payment plus a principal payment of $100,000, leaving a balance due of $350,000. The loan was extended under the same terms to October 15, 1996.

     Cash flow from operations, plus existing cash reserves and short term investments are expected to be sufficient to finance current and forecasted operations for a period of between eighteen and twenty months from the date hereof. The Company has no commitments at present which will require significant use of cash.

IMPACT OF INFLATION

      Inflation has not had a material impact on the Company to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of TelMed, Inc.

We have audited the accompanying consolidated balance sheets of TelMed, Inc. and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and stockholders' equity for the three years ended October 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of ConsulMed, Inc., a wholly owned subsidiary, which statements reflect total assets of $996,756 and $1,020,530 as of October 31, 1995 and 1994, respectively, and total revenues of $4,500,485, $3,382,880 and $795,787 for the years ended October 31, 1995 and 1994, and the period from August 1, 1993 to October 31, 1993, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for ConsulMed, Inc. is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TelMed, Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for the three years ended October 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

As discussed in Note 3 of Notes to Consolidated Financial Statements, the 1995 financial statements have been restated.

                            /s/ Schneider Ehrlich & Wengrover LLP
                                (formerly Schneider Ehrlich Sosinsky Rodis &
                                Wengrover LLP)

Woodbury, New York
January 17, 1996, except for Note 3,
as to which the date is June 27, 1996

                                      -20A-

                                  TELMED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                              OCTOBER 31,
                                                                                        1995               1994
                                                                                        ----               ----

Current Assets
  Cash and cash equivalents                                                        $  493,916          $  855,180
  Accounts receivable, net of allowance for doubtful
    accounts of $62,809 and $17,129, respectively                                     806,967             499,475
  Due from affiliates                                                                  49,189               8,439
  Loan receivable - related party                                                     196,500                  --
  Prepaid expenses and other current assets                                           123,906             202,532
                                                                                   ----------          ----------

    Total current assets                                                            1,670,478           1,565,626

  Property and equipment - net                                                         99,166             165,292
  Investment in debt securities - available for sale                                  731,900             683,926
  Loan receivable - HMA Investments, Inc.                                             289,318                  --
  Investment in general partnership                                                    29,657              29,357
  Goodwill, net of accumulated amortization of
    $50,890 and $18,831, respectively                                                 618,227             650,286
  Covenant not to compete, net of accumulated amortization
    of $90,000 and $50,000, respectively                                              110,000             150,000
  Other assets                                                                        181,616             173,892
                                                                                   ----------          ----------
    Total assets                                                                   $3,730,362          $3,418,379
                                                                                   ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                 $  205,962          $   91,474
  Accrued expenses                                                                    367,265             271,173
  Current portion of long-term debt                                                        --              43,269
                                                                                   ----------          ----------

    Total current liabilities                                                         573,227             405,916
                                                                                   ----------          ----------

  Minority interests                                                                  102,487              70,229
                                                                                   ----------          ----------

  Commitments (see notes)

Stockholders' Equity
  Common stock - par value $.001 per share, 20,000,000 shares authorized,
    4,340,000 and 3,801,250 shares issued and
    outstanding, respectively                                                           4,340               3,801
    Additional paid-in capital                                                      5,685,016           4,627,389
  Accumulated deficit                                                              (2,714,721)         (1,688,956)
  Unrealized gain on securities available for sale                                     80,013                  --
                                                                                   ----------          ----------

    Total stockholders' equity                                                      3,054,648           2,942,234
                                                                                   ----------          ----------

    Total liabilities and stockholders' equity                                     $3,730,362          $3,418,379
                                                                                   ==========          ==========


                 See Notes to Consolidated Financial Statements.

                                      -20B-

                          TELMED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE PERIODS INDICATED


                                                                             FOR THE YEARS ENDED
                                                                                 OCTOBER 31,
                                                                1995                1994                 1993
                                                                ----                ----                 ----

Revenues:

  Service revenues                                          $  4,422,705        $  3,369,780         $   780,442
  Management fee income                                           12,780              12,914               8,216
  Interest and other                                             142,382              89,311             142,942
                                                            ------------        ------------         -----------

    Total revenues                                             4,577,867           3,472,005             931,600
                                                            ------------        ------------         -----------

Costs and Expenses:

  Cost of services provided                                    2,375,496           1,943,476             464,668
  Research and development costs                                 143,788              93,453              51,144
  General and administrative                                   3,048,911           2,330,076             809,578
  Unrealized loss on investment                                       --             137,982                  --
  Interest                                                         1,382               5,945               2,151
                                                            ------------        ------------         -----------

    Total expenses                                             5,569,577           4,510,932           1,327,541
                                                            ------------        ------------         -----------

Loss before minority interests                                  (991,710)         (1,038,927)           (395,941)

Minority interests in income (loss) of
  consolidated entities                                           34,055             (64,661)              3,122
                                                            ------------        ------------         -----------

Net loss                                                    $ (1,025,765)       $   (974,266)        $  (399,063)
                                                            ============        ============         ===========
Per share:

Net loss                                                    $     (0.25)        $     (0.26)         $    (0.11)
                                                            ============        ============         ===========

Weighted average shares outstanding                            4,097,243           3,788,435           3,759,595
                                                            ============        ============         ===========


                 See Notes to Consolidated Financial Statements.

                                      -20C-

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE PERIODS INDICATED


                                                                             FOR THE YEARS ENDED
                                                                                 OCTOBER 31,
                                                                1995                1994                 1993
                                                                ----                ----                 ----

Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities:
  Net loss                                                   $(1,025,765)        $  (974,266)         $ (399,063)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Noncash compensation                                           7,500                  --                  --
    Loss on asset dispositions                                   112,682                  --                  --
    Unrealized loss on marketable securities                          --             137,982                  --
    Depreciation and amortization                                144,974              93,894              23,670
    Decrease (Increase) in accounts receivable                  (299,053)            (92,642)             94,754
    Decrease in minority interest                                 34,055             (64,661)              3,122
    (Increase) decrease in prepaid expenses
      and other current assets                                    70,187             (14,251)            (19,708)
    Increase (decrease) in accrued expenses                       96,092             129,195             (48,243)
    Increase in accounts payable                                 114,823              33,940              14,856
                                                             -----------          ----------         -----------

Net cash used in operating activities                           (744,505)           (750,809)           (330,612)
                                                             -----------          ----------         ------------

Cash flows from investing activities:

  Decrease in available-for-sale investments                      34,400             175,412           1,935,582
  Payment for purchase of ConsulMed,
    net of cash acquired                                              --                  --            (843,196)
  Payment for covenant not to compete                                 --                  --            (200,000)
  Acquisition of equipment                                       (50,438)            (21,411)            (90,329)
  Increase in other assets                                       (79,119)            (30,299)            (36,299)
  Contribution to general partnership                               (300)                 --                  --
  Distribution from general partnership                               --               4,143                  --
                                                              ----------          ----------          ----------

Net cash provided by (used in) investing activities              (95,457)            127,845             765,758
                                                              ----------          ----------          ----------

Cash flows from financing activities:
  Loan receivable - related party                               (196,500)                 --                  --
  Decrease in due from affiliates                                     --              43,588              86,824
  Loan receivable - HMA Investments, Inc.                       (364,318)                 --                  --
  Payment of loan receivable - HMA
    Investments, Inc.                                             75,000                  --                  --
  Increase(decrease) in due to affiliates                        (40,750)            (10,539)              6,306
  Payment of note payable                                             --                  --             (40,000)
  Payment of stockholder loans                                        --                  --            (205,438)
  Payment of long-term debt                                      (43,269)            (68,518)            (16,557)
  Due to minority interests                                       (1,797)             60,009                  --
  Proceeds from issue of securities                            1,050,332                  --                  --
                                                              ----------          ----------          ----------

Net cash provided by (used in) financing activities              478,698              24,540            (168,865)
                                                              ----------          ----------          ----------

Increase (decrease) in cash and cash equivalents                (361,264)           (598,424)            266,281
Balance at beginning of period                                   855,180           1,453,604           1,187,323
                                                              ----------          ----------          ----------

Balance at end of period                                      $  493,916          $  855,180          $1,453,604
                                                              ==========          ==========          ==========


                 See Notes to Consolidated Financial Statements.

                                      -20D-

                          TELMED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM NOVEMBER 1, 1992 TO OCTOBER 31, 1995


                                                                 ADDITIONAL                   UNREALIZED GAIN
                                        COMMON STOCK               PAID-IN      ACCUMULATED    ON SECURITIES
                                      SHARES       AMOUNT          CAPITAL        DEFICIT   AVAILABLE FOR SALE   TOTAL
                                      ------       ------          -------        -------   ------------------   ------
Balances, November 1, 1992            3,750,000     $3,750     $ 4,544,415      $  (315,627)     $  --       $ 4,232,538

Shares attributable to
  Loyalty Units issued                   22,890         23             (23)            --           --              --

Net loss for the year                      --         --              --           (399,063)        --          (399,063)
                                      ---------     ------     -----------      -----------      -------     -----------

Balances, October 31, 1993            3,772,890      3,773       4,544,392         (714,690)        --         3,833,475

Shares attributable to Loyalty
 Units issued                            13,860         14             (14)            --           --              --

Shares issued under consulting
 agreements                                9,000          9          60,741             --           --            60,750

Shares issued for purchase of
 minority interests                       5,500          5          22,270             --           --            22,275

Net loss for the year                      --         --              --           (974,266)        --          (974,266)
                                      ---------     ------     -----------      -----------      -------     -----------

Balances, October 31, 1994            3,801,250      3,801       4,627,389       (1,688,956)        --         2,942,234

Shares granted to employee               10,000         10           7,490             --           --             7,500

Private placement of common stock       528,750        529       1,050,137             --           --         1,050,666

Net loss for the year                      --         --              --         (1,025,765)        --        (1,025,765)

Unrealized gain on securities
 available for sale                         --         --              --               --         80,013          80,013
                                      ---------     ------     -----------      -----------      -------     -----------

Balances, October 31, 1995            4,340,000     $4,340     $ 5,685,016      $(2,714,721)     $80,013     $ 3,054,648
                                      =========     ======     ===========      ===========      =======     ===========


                 See Notes to Consolidated Financial Statements

                                      -20E-

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995

NOTE 1 -  DESCRIPTION OF BUSINESS

          TelMed, Inc. (the "Company") was incorporated on June 24, 1991 under the laws of the State of Delaware. The Company is currently seeking regulatory approval to market a portable fetal monitor device in the United States. The monitor has not produced any revenues to date.

          In August 1993, the Company acquired all of the outstanding Common Stock of Consul-Med, Inc. ("ConsulMed"). ConsulMed provides in-home nursing care and rehabilitative therapy for private pay and Medicare patients located within the state of Florida.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

          BASIS OF PRESENTATION

          The Company's policy is to consolidate with entities over which it has operational and financial control, including those entities in which it does not own a majority interest. These financial statements include the accounts of the Company's wholly-owned subsidiaries, ConsulMed, Consul-Med of South Florida, Inc., ConsulMed of Jacksonville, Inc., Jacksonville Home Care, Inc. and Direct Health Care, L.C.; Quality Life Care Associates, A.J.V., a joint venture 50%-owned by ConsulMed; Quality Life Care Associates of Jacksonville, Ltd. (QLCA-Jax), and Quality Life Care Associates of Dade (QLCA-Dade), limited partnerships in which ConsulMed holds a 50% general partnership interest. The Company's other general partnership investment is accounted for under the cost method. Portable Fetal Monitoring, Inc. has not had any accounting activity since its acquisition by the Company in 1991 and does not presently have assets or liabilities. All intercompany accounts and transactions have been eliminated in consolidation.

          USE OF ESTIMATES

          Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

          REVENUE RECOGNITION

          The Company recognizes revenues at the time the related services are rendered.

          BAD DEBTS

          The Company's policy is to provide an allowance for all uncollectible accounts. The allowance is based on prior year's experience and management's analysis of possible bad debts.

                                     -20F-

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES - continued

          LOSS PER SHARE

          Loss per share is based on the weighted average number of shares outstanding during the period.

          STATEMENT OF CASH FLOWS

          For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Fixed assets are depreciated on a straight-line basis over their estimated useful lives as follows:

                Office furniture and equipment                  5 - 7 years
                Computer and medical equipment                      5 years
                Leasehold improvements                              7 years

          INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR SALE

          Effective in fiscal 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of SFAS No. 115, debt securities classified as available-for-sale are recorded at their fair value. Declines in value deemed to be other than temporary are charged directly to earnings. Subsequent increases in value are reflected as a component of stockholders' equity.

          INTANGIBLE ASSETS

          Costs in excess of net assets acquired have been classified as goodwill and are being amortized on a straight-line basis over periods ranging from five to twenty years.

          The covenant not to compete is being amortized on a straight-line basis over its sixty-month term. Amortization was $40,000, $40,000 and $10,000 for fiscal 1995, 1994 and 1993, respectively.

NOTE 3 -  RESTATEMENT

          The Company has restated its financial statements for the year ended October 31, 1995 to correct the misclassification of a loan to a related party in the amount of $196,500. The loan was previously recorded as research and development expenditures, of which $118,000 was expensed and $78,500 recorded as Capitalized software costs. In addition,

                                     -20G-

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995


NOTE 3 -  RESTATEMENT - continued

          the Company has reclassified a $100,000 payment for financial consulting services from research and development costs to general and administrative expenses. The effect of these restatements was to decrease the 1995 net loss and net loss per share by $118,000 and $.03, respectively. The effect on the Company's Consolidated Balance Sheet was to increase current assets by $196,500, decrease Capitalized software costs by $78,500, and increase Stockholders' equity by $118,000.

          The Loan receivable - related party represents a non-interest bearing loan to an individual who is related to one of the Company's directors and who is also a stockholder in 460617 Ontario Ltd. (see Note 18). The loan was repaid in June 1996. During the fourth quarter of fiscal 1995, the Company advanced an additional $100,000 to this individual, which amount was repaid in October 1995.

          The Company entered into the $100,000 financial consulting agreement with HMA Investments, Inc. in connection with the Company's efforts to acquire Extreme Technologies, Inc. during fiscal 1995 (see Note 8).

NOTE 4 -  ACQUISITIONS

a) In August 1993, the Company acquired all of the outstanding shares of ConsulMed for $800,000 in cash and merged ConsulMed into a newly formed subsidiary of the Company. The Company also paid $200,000 to one of the selling shareholders for a five-year covenant not to compete. The selling shareholders are entitled to receive up to $3,000,000 of additional consideration payable in shares of the Company's Common Stock, valued at $6.00 per share. The shares are issuable at the rate of $.714 for each $1.00 earned by ConsulMed, as defined, during each of the next three fiscal years, commencing with fiscal 1994. If the cumulative earnings at any time during the three-year period total $3,500,000, the selling shareholders will earn all 500,000 shares issuable under the earnout provision. No shares have been earned to date. The Company incurred acquisition costs of approximately $166,000 in connection with the purchase. The Company has also agreed to pay an additional finder's fee equal to 4% of the first $1,000,000, 3% of the second $1,000,000, and 2% of the third $1,000,000 of value of the shares of Common Stock when, and if, issued to the selling shareholders pursuant to the earnout.

          At the time of the acquisition, the Company entered into an employment agreement with one of the selling shareholders who remained as president of ConsulMed, and a consulting agreement with the other selling shareholder. During fiscal 1994, the officer terminated his employment by mutual agreement with the Company and the other selling shareholder replaced him under terms of a new employment contract.

b) During fiscal 1994, the Company issued 5,500 shares of its Common Stock to purchase the remaining 50% interest in Quality Life Care Associates (QLCA), a general partnership. The partnership was then dissolved and the operations and accounts of

                                     -20H-

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995

NOTE 4 -  ACQUISITIONS - continued

          QLCA were transferred to ConsulMed. The total consideration was $22,275 in Company share value plus assumed liabilities of approximately $44,000. In connection with the acquisition, the Company issued an additional 9,000 shares of its Common Stock to the various individual shareholders of the acquired entities for consulting services to be rendered to the Company over a one-year period. The shares have been valued at $60,750.

          The transactions described above have been accounted for as purchases and, accordingly, the net assets or net liabilities and results of operations of the acquired entities have been included in the Company's consolidated financial statements commencing on the date of acquisition.

          The following unaudited pro forma summary combines the consolidated results of operations of the Company and the acquired entities as if the acquisitions had occurred at the beginning of the fiscal year prior to the year in which the respective acquisitions were effected, after giving effect to certain adjustments, including amortization of intangibles, reduced interest income, and related income tax effects. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and the acquired entities had constituted a single entity during such periods.

                                                     OCTOBER 31,
                                               1994                1993
                                               ----                ----

          Net revenues                     $ 3,472,005          $2,900,614
          Net loss                         $(1,129,186)         $ (750,427)
          Net loss per share               $      (.30)         $     (.20)

          Goodwill amortization related to these transactions was $32,059, $15,065 and $3,766 for fiscal 1995, 1994 and 1993, respectively.

NOTE 5 -  COMMITMENTS

          CONSULTING AND EMPLOYMENT AGREEMENTS

a) The Company has entered into employment agreements with two of its officers. One agreement, with the Company's chairman, has a five-year term and provides for annual compensation of $160,000, as adjusted, plus an annual performance bonus determined by the Board of Directors. Base compensation will be adjusted annually for increases in the Consumer Price Index.

          Effective June 30, 1994, the president of ConsulMed resigned by mutual agreement and his employment contract terminated. Also as of that date, the other selling shareholder of ConsulMed became president and entered into a new employment agreement. The

                                     -20I-

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995

NOTE 5 -  COMMITMENTS - continued

          agreement provides for a salary of $75,000 through December 31, 1994, and $150,000 per annum through October 31, 1996. The officer will also be entitled to receive an annual bonus equal to 5% of ConsulMed's consolidated pre-tax income. The bonus earned this year, amounting to approximately $8,000, was waived by the officer.

b) The Company entered into a medical consulting agreement with one of the former ConsulMed shareholders who currently serves as its president. Under the agreement, the consultant received a monthly fee of $6,250 per month plus an annual bonus equal to 2.5% of the annual pre-tax income of ConsulMed and its consolidated entities. This agreement terminated on January 1, 1995.

          A two-year agreement with a medical consultant providing for a monthly fee of $2,266.48 expired in fiscal 1995. A $50,000 certificate of deposit pledged to collateralize a bank loan to the consultant was released to the Company during the year when the loan was repaid.

          The Company's former president, who resigned during fiscal 1993, has been serving as a consultant to the Company on a month-to-month basis at the rate of $60,000 per year. This arrangement was terminated in December 1995.

          OPERATING LEASES

          The Company is committed to leases for office space at various locations in Florida. Future minimum rentals on these leases as of October 31, 1995 are as follows:

                     OCTOBER 31,
                     -----------
                        1996                                       $179,402
                        1997                                        185,616
                        1998                                        186,192
                        1999                                         51,680
                                                                   --------
                                                                   $602,890
                                                                   ========

          Rent expense was $125,432, $12,106 and $20,997 for fiscal 1995, 1994 and 1993, respectively.

NOTE 6 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS

          Prepaid expenses and other current assets consist of the following:

                                                         OCTOBER 31,
                                                    1995             1994
                                                    ----             ----
          Prepaid consulting fees                 $     --         $ 87,800
          Other                                    123,906          114,732
                                                  --------         --------
                                                  $123,906         $202,532
                                                  ========         ========

                                     -20J-

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995


NOTE 7 -  ACCOUNTS RECEIVABLE

          Bad debt expense was $51,174, $12,020 and $16,907 in fiscal 1995, 1994 and 1993, respectively.

          Under existing arrangements, ConsulMed earns a fee of 6% of collections for management services rendered to the health care operations of ConsulMed's partners in QLCA-Jax. Unpaid balances are included in accounts receivable in the consolidated balance sheet. Following are the receivable balances and management fees billed, by year and entity:

                                                         OCTOBER 31,
                                                    1995             1994
                                                    ----             ----
          Accounts receivable:

          First Coast Home Care, Inc.              $26,304          $ 8,029
          Northeast Florida Home Care, Inc.         19,085              410
          Jacksonville Home Health Care, Inc.        3,800               --
                                                   -------          -------
                                                   $49,189          $ 8,439
                                                   =======          =======

          Management fees:

          First Coast Home Care, Inc.              $15,900          $ 5,926
          Northeast Florida Home Care, Inc.         16,300            6,988
          Jacksonville Home Health Care, Inc.        3,800               --
                                                   -------          -------
                                                   $36,000          $12,914
                                                   =======          =======

NOTE 8 -  LOAN RECEIVABLE - HMA INVESTMENTS, INC.

          During fiscal 1995, the Company loaned a total of $350,000 to Extreme Technologies, Inc. ("Extreme"), a publicly traded Canadian corporation which the Company at the time was negotiating to acquire. The Company subsequently discontinued its efforts to acquire Extreme. The first loan, evidenced by a 10% Senior Promissory Note of $100,000 was scheduled to mature on April 21, 1995. The second loan, evidenced by a $250,000 note was scheduled to mature on September 19, 1995. Neither note has been paid to date. The loans are secured by the pledge of 6,550,000 restricted shares of Extreme common stock and 1,028,415 free trading shares of Extreme common stock owned by principal shareholders and officers of Extreme. The Company has also obtained the right to vote such shares as trustee under the terms of a Voting Trust Agreement. The pledge and voting trust agreements will terminate on the earlier of the repayment of the Extreme notes, or June 1996.

          In October 1995, in consideration of a payment of $75,000 and the issuance of a 10% Purchase Promissory Note in the amount of $289,318, the Company assigned the Extreme Notes to HMA Investments Inc. ("HMA"), a privately held investment

                                     -20K-

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995

NOTE 8 -  LOAN RECEIVABLE - HMA INVESTMENTS, INC. - continued

          company. The HMA note was initially payable in six bi-weekly installments of $48,841 from November 14, 1995 through January 23, 1996. The Company subsequently extended the maturity of the entire note balance to March 31, 1996. Under terms of the Assignment Agreement, the Company will retain as security its interest in the two Extreme notes and its interest as voting trustee under the voting Trust Agreement and as pledgee of the Extreme shares, until the HMA note is paid in full.

NOTE 9 -  OTHER ASSETS

          Included in Other Assets at October 31, 1995 and 1994, is a balance due from the Company's medical consultant of $6,868 and $25,000, respectively on an unsecured note receivable in the original amount of $25,000. The note is payable without interest at the current rate of $2,266 per month.

          In December 1994, the Company entered into an agreement with Advanced Medical Systems, Inc. (AMS) pursuant to which the Company agreed to purchase all of AMS' rights to a fetal heart rate and uterine contraction monitor, and to employ AMS as its exclusive manufacturer of the monitor. AMS will retain the right to continue selling its earlier model in France and Israel. The Company paid AMS $100,000 upon execution of the agreement, and is obligated to pay an additional sum of $100,000 when Pre-Market Approval is obtained from the U. S. Food and Drug Administration (FDA). This latter payment will be applied as a credit against purchases of monitor units from AMS. The agreement also requires the Company to pay to AMS a royalty equal to 5% of the gross revenues collected by the Company from the sale, lease or rental of the monitor. The Company is currently seeking Pre-Market Approval for the monitor from the FDA, and has begun clinical testing of the monitor under protocols approved by the FDA. The initial $100,000 payment for marketing rights is included in Other Assets in the accompanying 1995 consolidated balance sheet, and will be amortized over a period to be determined upon FDA approval, or charged to operations if the FDA application is not approved.

NOTE 10 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                         OCTOBER 31,
                                                    1995             1994
                                                    ----             ----

          Office equipment                        $126,595         $106,304
          Medical equipment                         19,894          100,185
          Leasehold improvements                    28,698            5,785
                                                  --------         --------
                                                   175,187          212,274
          Less:  Accumulated depreciation and
           amortization                             76,021           46,982
                                                  --------         --------
                                                  $ 99,166         $165,292
                                                  ========         ========

                                     -20L-

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995

NOTE 10 - PROPERTY AND EQUIPMENT - continued

          Depreciation expense was $47,591, $35,764 and $9,233 for the years ended October 31, 1995, 1994 and 1993, respectively.

NOTE 11 - INVESTMENT IN MARKETABLE DEBT SECURITIES

                                                 OCTOBER 31,
                                            1995                 1994
                                            ----                 ----
                                        COST     MARKET      COST     MARKET
                                        ----     ------      ----     ------
          U.S. government agency
           collateralized mortgage
           obligation (CMO), 5.75%,
           contractual maturity
           August 2003                $591,104  $531,356   $821,909  $683,926

          U.S. Treasury Bill, 5.27%,
           due December 7, 1995        200,544   200,544         --        --
                                      --------  --------   --------  --------
                                      $791,648  $731,900   $821,909  $683,926
                                      ========  ========   ========  ========

          The Company reported an unrealized loss on the CMO of $137,982 in its Statement of Operations for fiscal 1994. In fiscal 1995, the investment recovered $80,013 in value, which the Company has reflected as a credit directly to stockholders' equity.

NOTE 12 - ACCRUED EXPENSES

          Accrued expenses consist of the following:

                                                           OCTOBER 31,
                                                    1995             1994
                                                    ----             ----
          Accrued insurance                       $  3,587         $102,008
          Accrued payroll and payroll taxes        252,592          128,468
          Other                                    111,086           40,697
                                                  --------         --------
                                                  $367,265         $271,173
                                                  ========         ========

NOTE 13 - STOCKHOLDERS' EQUITY

          RECAPITALIZATION

          In January 1992, the Company's Board of Directors authorized the following:

          - The issuance of 200,000 Common Stock Purchase Warrants to the purchasers in the Company's Private Offering on the basis of one warrant for each three shares of Common Stock. Each warrant entitles the holder to purchase one share of Common Stock for a period of five years at a price of $4.00 per share. A total of 75,000 of these Warrants were sold by selling security holders in the Company's public offering.

                                     -20M-

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995

NOTE 13 - STOCKHOLDERS' EQUITY - continued

          PUBLIC OFFERING

          In connection with its public offering of units in August 1992, the Company issued 500,000 Common Stock Purchase Warrants. Each Warrant entitles the holder to purchase one share of Common Stock for a period of five years through August 20, 1997 at a price of $4.00 per share.

          PRIVATE PLACEMENT

          During fiscal 1995 the Company raised net proceeds of $1,050,666 from the private sale of 264,375 Units at $4.00 per Unit. Each Unit consists of two shares of Common Stock and one Warrant to purchase one share of Common Stock for $3.00 per share during the five-year period ending March 22, 2000. The offering expired on November 15, 1995.

          CONTINGENT SHARES

          The Company is contingently obligated to issue up to 500,000 shares of its Common Stock to the selling shareholders of ConsulMed in the event that ConsulMed attains certain earnings levels over the next fiscal year (see Note 4).

          STOCK GRANT

          In July 1995, the Company sold 10,000 unregistered shares of its Common Stock to an officer for par value ($.001 per share). The different between the value of the shares and the consideration paid, which amounted to $7,490 was charged to operations during the year.

NOTE 14 - STOCK OPTION PLAN

          The Company has reserved 500,000 shares of Common Stock for issuance under its stock option plan (the "Plan"). The Plan provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 100% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of non-statutory stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Thereafter, options may be exercised as determined by the Board of Directors, with maximum terms of ten and five years, respectively, for ISOs issued to employees who are less than 10% stockholders and employees who are 10% stockholders. The Plan will terminate in 2002.

          In fiscal 1995, the Company granted one of its officers an option to purchase up to 30,000 shares of the Company's Common Stock for $.001 per share, subject to certain vesting requirements. The option expired in November 1995 when the officer left the Company.

                                     -20N-

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995

NOTE 15 - INCOME TAXES

          As of October 31, 1995, the Company has a federal net operating loss carryforward for tax and financial reporting purposes of approximately $2,800,000, expiring from 2006 through 2010. The carryforwards are subject to limitations on the amount that can be utilized by the Company in a year due to change of ownership rules as defined by applicable federal tax statutes. For October 31, 1995, a total of approximately $2,710,000 can be utilized, with the balance of $90,000 available at the rate of approximately $25,000 per year. Unused losses can be carried forward and added to the losses allowable in subsequent years. As of October 31, 1995, the Company has not recognized the potential future tax benefits of any net operating loss carryforwards.

NOTE 16 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

          During fiscal 1995, three customers accounted for 49%, 16% and 16%, respectively of the Company's service revenues. During fiscal 1994, three customers accounted for 22%, 20% and 12%, respectively, of the Company's service revenues. During fiscal 1993, two customers accounted for 27% and 19%, respectively, of the Company's service revenues.

          All of the Company's business activity is with customers located within the State of Florida. The Company grants credit to its customers who are comprised principally of large Medicare-certified home health agencies.

NOTE 17 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                  OCTOBER 31,
                                                         1995         1994     1993
                                                         ----         ----     ----
          Interest paid                                 $1,382      $ 5,945   $2,151
                                                        ======      =======   ======
          Acquisition of minority interest:
            Net liabilities assumed                                 $43,868
            Common Stock issued                                      22,275
                                                                    -------
                                                        $   --      $66,143   $   --
                                                        ======      =======   ======
          Common Stock issued pursuant to
            stock grants and consulting agreements      $7,500      $60,750   $   --
                                                        ======      =======   ======

NOTE 18 - SUBSEQUENT EVENT

          In November 1995, the Company's Board of Directors approved a $450,000 loan to 460617 Ontario Ltd., a Canadian corporation controlled by a member of the Company's board. The loan is due in May 1996, bears interest at the rate of 10.75% per annum, and is guaranteed by the board member and his brother, who is also a stockholder of the borrower.

                                     -20O-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

  NAME                 AGE                POSITION
  ----                 ---                --------
Jeffrey I. Binder       49             Chairman of the Board
                                          and Director

Martin Stern            44             Secretary, Treasurer and
                                          Director

Emmanuel Diena          39             Director

Kenneth A. Rosen, M.D.  50             Director

Alan I. Miller          51             Director and President of
                                         Consul-Med, Inc.

     Mr. Binder has been the Chairman of the Board and a director of the Company since its inception, and he is the chief executive officer of the Company. Mr. Binder is also Chairman of JeMJ Financial Services, Inc., a private holding company, and since November, 1994 he has been a director of NAL Financial Group, Inc., a public company engaged in the finance business. Since March, 1994, he has also been chairman and a director of Malom, Inc., a privately held company which provides billing and collection services for medical related receivables. Mr. Binder has been Chairman of Commodore Holdings Ltd., a cruise line holding company, since April, 1995. From December, 1987 to June, 1994, he was a director, and during part of such period he was the Vice Chairman, of GGL Industries, Inc., a private holding company. From September, 1985 to June, 1994, he was Chairman of the Board of Georgetown Manor, Inc. (which formerly operated a retail furniture outlet) and Furniture Industries of Florida, Inc. (a real estate holding company). Between March, 1989 and October, 1993, he was the President and a director of Sector Associates, Ltd., a public company engaged in the furniture retail business, and chairman of the board of its subsidiary, ToSI. Mr. Binder received a bachelor's degree from Drake University in 1968, a master's degree from the London School of Economics in 1969 and a Juris Doctor degree from George Washington National Law Center in 1971. Mr. Binder devotes approximately one-half of his time to the business of the Company.

      Mr. Stern has been Secretary and Treasurer and a director of the Company since its inception. Mr. Stern has been self employed as a certified public accountant and financial consultant in New

York City for over five years. Between January, 1985 and December, 1990, Mr. Stern was also a director of Medphone Corporation, a public company engaged in developing and marketing a telephonic cardiac monitor-defibrillator. Mr. Stern received a bachelor's degree from Brooklyn College in 1971 and a master's degree from Baruch College in 1975. Mr. Stern devotes only a portion of his time to the affairs of the Company.

      Mr. Diena has been employed by Daniel Medical Laboratories since 1980, where he is currently a Vice President and a director. Mr. Diena received a bachelor's degree from the University of Toronto in 1980 and a doctorate in rabbinical studies from Ner Israel Rabbinical College, Toronto, in 1982. Mr. Diena is a citizen of Canada.

      Dr. Miller has been a practicing physician since 1967. He has been engaged in private practice in Florida since 1974, specializing in gastroenterology. Dr. Miller was one of the co-founders of Consul-Med, Inc. He holds a Bachelor of Science degree and a Doctor of Medicine degree from the University of Miami, Florida. He is a diplomat of the American Board of Internal Medicine and the American Board of Gastroenterology. Dr. Miller closed his practice in 1995 in order to devote his full time to the Company.

      Dr. Rosen has been a practicing physician in Miami, Florida since 1972, and he is affiliated with Baptist Hospital and South Miami Hospital. Dr. Rosen is also an Associate Professor in the Department of Dermatology at the University of Miami Medical School. He received a bachelor's degree from Emory University in 1965 and a Doctor of Medicine degree from the University of Miami School of Medicine in 1969. Dr. Rosen holds a Diplomate from the American Board of Dermatology.

     Directors are elected for one-year terms to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of stockholders. Each executive officer holds office until his successor is duly elected and qualified, his resignation, or his removal in the manner provided in the Company's by-laws.

      In addition to its officers the Company employs the following persons who may be deemed significant employees:

  NAME                   AGE                POSITION
  ----                   ---                --------
Mitchell Wallace          39        Comptroller and Chief
                                    Financial Officer

      Mr. Wallace has been employed by the Company since November, 1995 as comptroller and chief financial officer. Prior to being employed by the Company, Mr. Wallace was employed as Controller at

Alliance Medical Practices, Inc. a private owner and manager of medical practices, between January, 1995 and November, 1995 and as chief financial officer at Pal-med Health Services, a private health care provider, between April, 1988 and November, 1995.

     Reports on Forms 4 and 5 were not filed for the fiscal year ended October 31, 1993 on behalf of Mr. Stern to reflect a gift by him in January, 1993 of 2,000 shares of Common Stock of the Registrant to Leah Stern, his wife, as custodian for Devorah Stern, their daughter, under the Uniform Gift to Minors Act of New York.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table provides a summary compensation table with respect to the compensation of the Company's chief executive officer (CEO). No other officers or directors of the Company received an annual salary and bonus of $100,000 or more. Accordingly, the compensation table does not include salaries of other executive officers. No compensation was paid to any officers or directors prior to the fiscal year ended October 31, 1992.

                      SUMMARY COMPENSATION TABLE

                                                 LONG TERM COMPENSATION
                                             -----------------------------
                    ANNUAL COMPENSATION             AWARDS         PAYOUTS
            -------------------------------- --------------------- -------
   (a)      (b)    (c)     (d)      (e)         (f)        (g)       (h)      (i)
   NAME                            OTHER     RESTRICTED SECURITIES            ALL
   AND                             ANNUAL      STOCK    UNDERLYING  LTIP    OTHER
 PRINCIPAL                         COMPEN-    AWARD(S)   OPTIONS   PAYOUTS COMPEN-
 POSITION   YEAR  SALARY  BONUS($) SATION($)    ($)       SARS       ($)   SATION($)
- ----------- ---- -------- -------- --------- ---------- ---------- ------- ---------
Jeffrey I.
Binder, CEO 1995 $150,000   0         0          0         0          0       0
   "        1994 $150,000   0         0          0         0          0       0

      The Company has entered into an employment agreement with Mr. Binder providing for his employment as Chairman and Chief Executive Officer of the Company for a term of five years commencing on May 1, 1993 at an annual salary of $150,000 plus a bonus to be determined by the Board of Directors. Commencing January 1, 1994, the salary is adjusted by any increase in the Consumer Price Index, and he is currently being paid an annual salary of $160,200.

      The Company has entered into an employment agreement with Dr. Miller providing for his employment as chief executive officer of Consul-Med for the period from July 1, 1994 to October 31, 1996, which provides for an annual salary of $75,000 until July 1, 1995 and $150,000 thereafter plus an annual bonus equal to 5% of the net income before state and federal taxes of Consul-Med and its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of December 31, 1995, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock, par value $.001 per share, by (i) each person who is known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) all directors and officers of the Company as a group.

                              AMOUNT AND
                              NATURE OF
NAME AND ADDRESS OF           BENEFICIAL      PERCENT
BENEFICIAL OWNER              OWNERSHIP*      OF CLASS
- -----------------------       ----------      --------
Jeffrey I. Binder              462,000           12%
9300 So. Dadeland Blvd.
Miami, FL 33156

Martin Stern **                113,500            3%
c/o Telephonic Medical
  Care, Inc.
9300 So. Dadeland Blvd.
Miami, FL 33156

Emmanuel Diena                 231,000            6%
1111 Flint Road, Unit 1
Downsview, Ont. M3J 3C7
Canada

Kenneth A. Rosen, M.D.          10,000 ***        -
c/o TelMed, Inc.
9300 So. Dadeland Blvd.
Miami, FL 33156

Alan I. Miller
3275 W. Hillsboro Bl., #207
Deerfield Beach, FL 33442         -               -

All directors and
officers as a group
(5 persons)                    816,500           21%
- --------------
* The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

** Leah Stern, the wife of Martin Stern, beneficially owned an additional 117,500 shares of Common Stock, including 4,000 shares held by her as custodian for her daughter under the Gift to Minors Act of New York and sold such shares during the last fiscal year. Leah Stern and Martin Stern each disclaim beneficial ownership in the shares which have been held by the other.

*** Shares subject to options immediately exercisable, which amount to less than 1%.
                                     -24-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In November, 1995, the Company loaned $450,000 to 460617 Ontario Limited (a Canadian corporation), carrying on business as Daniel Medical Laboratories (Daniel Medical), pursuant to a promissory note payable on May 6, 1996 with interest at 10.75% per annum. Daniel Medical is owned by Mr. Emmanuel Diena and members of his family, and the loan was personally guaranteed by them.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements:

     Financial Statements are set forth under Item 8.

   (2) Financial Statement Schedules:

     None.

   (3) Exhibits:
                                                       SEQUENTIAL
                                                        PAGE NO.
                                                       ----------
3(a)      - Restated Certificate of Incorporation and       (a)
               Amendment to Certificate of Incorporation.
3(b)      - By-Laws.                                        (a)
4(a)      - Form of Common Stock Certificate.               (a)
4(b)      - Warrant Agreement, including form of Warrant    (b)
               Certificate.
10(a)(i)  - Agreement between Registrant, Emmanuel Diena,   (a)
               Daniel Diena, Joseph Schochet and Portable
               Fetal Monitoring, Inc., dated July 12, 1991
               for the purchase of the capital stock of
               Portable Fetal Monitoring, Inc.
10(a)(ii) - Assignment to Registrant of rights to portable  (a)
               fetal monitor.
10(a)(iii)- Employment Agreement between Registrant and     (a)
               Joseph Schochet.
10(a)(iv) - Mergers and Acquisitions Agreement with South   (b)
               Richmond Securities, Inc.
10(a)(v)  - Financial Consulting Agreement with South       (b)
               Richmond Securities, Inc.
10(a)(vi) - Agreement and Plan of Merger, dated as of       (c)
               June 21, 1993, by and between TelMed,
               Inc., T.M. Sub #1, Inc., Consul-Med,
               Inc., Marvin L. Finston, M.D. and Alan
               I. Miller, M.D.
10(a)(vii) - Employment Agreement between Registrant        (d)
               and Jeffrey I. Binder.
10(a)(viii)- Stock Option Plan of Registrant.               (d)
10(a)(ix) - Employment Agreement between Consul-Med, Inc.   (d)
               Inc. and Marvin L. Finston.
10(a)(x)  - Consulting Agreement between Consul-Med, Inc.   (d)
               and Alan I. Miller.
10(a)(xi) - Employment Agreement between Consul-Med, Inc.   (e)
               and Alan I. Miller.
10(a)(xii)- Consulting Agreement between Consul-Med, Inc.   (e)
               and Marvin L. Finston.
10(a)(xiii)- Lease Agreement between Consul-Med of South    (e)
               Florida, Inc. and HHL Financial Services,
               Inc.
10(a)(xiv)-  Promissory Notes, dated February 21, 1995 and
               June 21, 1995, of Extreme Technologies, Inc.
               payable to the Company.
10(a)(xv) - Assignment Agreement, dated October 1, 1995,
               between HMA Investments, Inc. and the
               Company with respect to promissory notes of Extreme Technologies, Inc.

10(a)(xi) - Promissory Note dated November 6, 1995 of
               Daniel Laboratories payable to the
               Company and Guaranty Agreement of Daniel
               Diena and Emmanuel Diena.
21        - List of Subsidiaries of Registrant.             (e)
- --------
(a) Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (SEC File No. 33-45472).

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

(b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended October 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 1996        TELMED, INC.

                              By: /s/ JEFFREY I. BINDER
                                  -----------------------------
                                  Jeffrey I. Binder, Chairman
                                  (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                        DATE
- ---------                  -----                        ----
                         Chairman and Director
                         (Principal Executive
/s/ JEFFREY I. BINDER    Officer)                August 21, 1996
- -----------------------
Jeffrey I. Binder

                         Principal Financial
/s/ MITCHELL WALLACE     and Accounting Officer  August 21, 1996
- -----------------------
Mitchell Wallace

                         Secretary, Treasurer
/s/ MARTIN STERN         and Director            August 21, 1996
- -----------------------
Martin Stern

/s/ EMMANUEL DIENA       Director                August 21, 1996
- -----------------------
Emmanuel Diena

/s/ KENNETH A. ROSEN     Director                August 21, 1996
- -----------------------
Kenneth A. Rosen, M.D.

/s/ ALAN I. MILLER       Director                August 21, 1996
- -----------------------
Alan I. Miller