Form 10-Q/A
period 1996-01-31
TELMED INC
filed 1996-08-23
CIK 883719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   JANUARY 31, 1996

                                       OR

- ----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________________

Commission file number            0-20438
                      --------------------------------------------------
                                  TELMED, INC.
- ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                 65-0273037
- ----------------------------                                  --------------
(State or other jurisdiction                                    (IRS Employer
 of incorporation)                                         Identification No.)

9350 SOUTH DIXIE HIGHWAY, SUITE 1220, MIAMI, FLORIDA                    33156
- -----------------------------------------------------              ----------
    (Address of principal executive offices)                        (Zip Code)

          Registrant's tel. number, including area code (305) 670-9773

- -----------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__       NO ________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES ______      NO ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date. As of January 31, 1996, there were outstanding 4,340,000 shares of Common Stock, par value $.001 per share.

Page 1 of 14 pages. Exhibit index at page 12.

                          PART I FINANCIAL INFORMATION







                                    I N D E X

                                                                           PAGE
         Item 1.           Financial Statements

                           Balance Sheets as of January 31, 1996 and
                           October 31, 1995                                 3

                           Statements of Operations for the three
                           months ended January 31, 1996 and
                           January 31, 1995                                 4

                           Statements of Cash Flows for the three
                           months ended January 31, 1996 and
                           January 31, 1995                                 5


                           Notes to Financial Statements                  6 - 9

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                    10 - 11


                          TELMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET






                                     ASSETS
                                                                JANUARY 31,     OCTOBER 31,
                                                                   1996            1995
                                                                   ----            ----

       Current Assets
         Cash and Cash Equivalents                              $   177,013    $   493,916
         Accounts Receivable, Net of Allowance for
           Doubtful Accounts of $74,809 and $62,809                 935,030        806,967
         Due From Affiliates                                         70,539         49,189
         Loan Receivable - Related Party                            196,500        196,500
         Prepaid Expenses and Other Current Assets                  142,382        123,906
                                                                -----------    -----------
             Total Current Assets                                 1,521,464      1,670,478

       Property and Equipment - Net                                 102,552         99,166
       Investment in Debt Securities - Available For Sale           508,272        731,900
       Loans Receivable - HMA Investments, Inc.                     289,318        289,318
       Loans Receivable - 460617 Ontario Ltd.                       450,000           -
       Investment in General Partnership                                300         29,657
       Goodwill, Net of Accumulated Amortization
         of $59,344 and $50,890                                     610,214        618,227
       Covenant Not To Compete, Net of Accumulated
         Amortization of $100,000 and $90,000                       100,000        110,000
       Other Assets                                                 153,316        181,616
                                                                -----------    -----------

             Total Assets                                       $ 3,735,436    $ 3,730,362
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

       Current Liabilities
         Accounts Payable                                       $   193,751    $   205,962
         Accrued Expenses                                           451,453        367,265
                                                                -----------    -----------

             Total Liabilities                                      645,204        573,227
                                                                -----------    -----------

       Minority Interest                                            114,218        102,487
                                                                -----------    -----------

       Commitments (See Notes)

       Stockholders' Equity
         Common Stock - Par Value $.001 Per Share,
           20,000,000 Shares Authorized, 4,340,000
           Shares Issued and Outstanding                              4,340          4,340
         Additional Paid In Capital                               5,685,016      5,685,016
         Accumulated Deficit                                     (2,806,871)    (2,714,721)
         Unrealized Gain In Investment in Securities                 93,529         80,013
                                                                -----------    -----------

             Total Stockholders' Equity                           2,976,014      3,054,648
                                                                -----------    -----------
             Total Liabilities and Stockholders'
               Equity                                           $ 3,735,436    $ 3,730,362
                                                                ===========    ===========

                        SEE NOTES TO FINANCIAL STATEMENTS


                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                JANUARY 31,  JANUARY 31,
                                                                   1996         1995
                                                                   ----         ----
Revenues
        Service Revenues                                         $ 1,165,571  $ 1,222,679
        Interest and Other                                            20,457       16,116
                                                                 -----------  -----------

          Total Revenues                                           1,186,028    1,238,795
                                                                 -----------  -----------

      Costs and Expenses
        Cost of Services Provided                                    513,546      623,680
        Research and Development Costs                                   169       12,884
        General and Administrative                                   752,730      646,640
        Interest                                                        -             909
                                                                 -----------  -----------

          Total Expenses                                           1,266,445    1,284,113
                                                                 -----------  -----------

        Loss Before Minority Interests                            (   80,417)  (   45,318)

      Minority Interests In
        Consolidated Entities                                     (   11,733)  (    6,826)
                                                                 -----------  -----------

      Net Loss                                                   $(   92,150) $(   52,144)
                                                                 ===========  ===========
      Per Share
        Net Loss                                                 $(      .02) $(      .01)
                                                                 ===========  ===========
      Weighted Average Shares
        Outstanding                                                4,340,000    3,801,250
                                                                 ===========  ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS  THREE MONTHS
                                                                   ENDED         ENDED
                                                                JANUARY 31,   JANUARY 31,
                                                                   1996          1995
                                                              ------------   -----------
       (Decrease) in Cash and Equivalents:
       Cash Flows From Operating Activities:
       Net Loss                                                $(   92,150)  $(   52,144)
       Adjustments To Reconcile Net Loss
         To Net Cash Used In Operating
         Activities:
           Unrealized Gain on Marketable Securities                 13,516          -
           Depreciation and Amortization                            22,808        31,423
           (Increase) In Accounts Receivable                    (  128,063)   (   56,068)
           (Increase) In Due From Affiliates                    (   21,350)   (   17,304)
           Increase In Minority Interest                            11,731         1,459
           (Increase) Decrease In Prepaid Expenses
             and Other Current Assets                           (   18,476)       79,090
           (Decrease) Increase In Accounts Payable
             and Accrued Expenses                                   71,977    (  122,746)
                                                               -----------   -----------

       Net Cash Used In Operating Activities                    (  140,007)   (  136,290)
                                                               -----------   -----------

       Cash Flows From Investing Activities:
         Decrease In Available For Sale Investments                223,628        65,481
         Acquisition Of Equipment                               (    8,080)   (    9,189)
         Decrease In Other Assets                                   56,491         5,584
         Sale of Investment In General Partnership                  29,357          -
         Investment In Institute of Health and Healing          (   28,292)         -
                                                               -----------   -----------

       Net Cash Provided By Investing
         Activities                                                273,104        61,876
                                                               -----------   -----------

       Cash Flows From Financing Activities:
         Loan Receivable - 460617 Ontario Ltd.                  (  450,000)         -
                                                               -----------   -----------

       (Decrease) In Cash and Cash Equivalents                  (  316,903)   (   74,414)

       Balance At Beginning Of Period                              493,916       855,180
                                                               -----------   -----------

       Balance At End Of Period                                $   177,013   $   780,766
                                                               ===========   ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1996


A.       MANAGEMENT REPRESENTATION

         The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at January 31, 1996 and 1995.

         These financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended October 31, 1995.

         The results reflected for the three months period ended January 31, 1996 are not necessarily indicative of the results for the entire fiscal year to end on October 31, 1996.

B.       RESTATEMENT

         The Company has restated its Consolidated Balance Sheet as of January 31, 1996 to correct the misclassification of a loan to a related party in the amount of $196,500. The loan was previously recorded as research and development expenditures, of which $118,000 was expensed in fiscal 1995 and $78,500 recorded as capitalized software costs on the Company's Consolidated Balance Sheet as of October 31, 1995. The reclassification on the January 31, 1996 Consolidated Balance Sheet had the effect of increasing current assets by $196,500, decreasing Capitalized software costs by $78,500, and increasing Stockholders' equity by $118,000. The Consolidated Balance Sheet as of October 31, 1995 included in this report has also been amended to reflect these changes. There was not effect on the Company's Consolidated Statement of Operations for the three-month period ended January 31, 1996 and 1995.

         The Loan Receivable-Related Party of $196,500 represents a noninterest-bearing loan to an individual who is related to one of the Company's directors, and who is also a stockholder in 460617 Ontario Ltd. (See Note F). The loan was repaid in June 1996.

C.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The Company's policy is to consolidate with entities over which it has operational and financial control, including those entities in which it does not own a majority interest.

         These financial statements include the accounts of the Company's wholly-owned subsidiaries, ConsulMed, Inc., ConsulMed of South Florida, Inc., ConsulMed of Jacksonville, Inc.; Quality Life Care Associates, A.J.V., a joint venture 50% owned by ConsulMed; Quality Life Care Associates of Jacksonville, Ltd. (QLCA- Jax), and Quality Life Care Associates of Dade (QLCA-Dade), limited partnerships in which ConsulMed holds a 50% general partnership interest. The Company's other general partnership investment is accounted for under the cost method.

         All intercompany accounts and transactions have been eliminated in consolidation.

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1996


C.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

D.       ACCOUNTS RECEIVABLE

         Bad debt expense was $12,000 and $8,740 for the three months ended January 31, 1996 and 1995, respectively.

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

         In October 1995, in consideration of a payment of $75,000 and the issuance of a 10% Purchase Promissory Note in the amount of $289,318, the Company assigned the Extreme Notes to HMA Investments Inc. ("HMA"), a privately held investment company.The HMA note was initially payable in six bi-weekly installments of $48,841 from November 14, 1995 through January 23, 1996.

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1996


E.       LOAN RECEIVABLE - HMA Investments, Inc. (Continued)

         The Company subsequently extended the maturity of the entire note balance to March 31, 1996. Under terms of the Assignment Agreement, the Company will retain as security its interest in the two Extreme notes and its interest as voting trustee under the voting Trust Agreement and as pledgee of the Extreme shares, until the HMA note is paid in full. The loan was paid in April 1996.

F.       LOANS RECEIVABLE - 460617 Ontario Ltd.

         In November 1995, the Company's Board of Directors approved a $450,000 loan to a Canadian corporation controlled by a member of the Company's board. The loan was originally due in May 1996, bearing interest at the rate of 10.75% per annum. It is guaranteed by the board member and his brother, who is also a stockholder of the borrower.

         In July 1996 the Company received a payment of $136,281, representing the accrued interest due through the date of the payment plus a principal payment of $100,000, leaving a balance due of $350,000. The loan was extended under the same terms to October 15, 1996.

G.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                 January 31,  October 31,
                                                    1996         1995
                                                    ----         ----
         Medical equipment                        $   19,894   $   19,894
         Office equipment                            134,675      126,595
         Leasehold improvements                       16,039       16,039
                                                  ----------   ----------
                                                     170,608      162,528
         Less:  Accumulated Depreciation
               and Amortization                       68,056       63,362
                                                  ----------   ----------

                                                  $  102,552   $   99,166
                                                  ==========   ==========

         Depreciation expense was $4,694 and $10,078 for the three months ended January 31, 1996 and 1995, respectively.

H.       INVESTMENT IN MARKETABLE DEBT SECURITIES

                                      January 31, 1996         October 31, 1995
                                     Cost       Market        Cost       Market
                                     ----       ------        ----       ------
      U.S. Government Agency
        collateralized mortgage
        obligation (CMO), 5.75%,
        contractual maturity
        August 2003               $  554,505  $  508,272  $  591,104  $  531,356

      U.S. Treasury Bill, 5.27%,
        due December 7, 1995            -           -        200,544     200,544
                                  ----------  ----------  ----------  ----------

                                  $  554,505  $  508,272  $  791,648  $  731,900
                                  ==========  ==========  ==========  ==========

         During the three months ended January 31, 1996 the investment recovered $93,529 in value, which the company has reflected as a credit directly to stockholders' equity.

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1996


I.       ACCRUED EXPENSES

         Accrued Expenses consist of the following:

                                                 January 31,   October 31,
                                                     1996         1995
                                                     ----         ----

           Accrued Insurance Costs               $  139,422    $    3,587
           Accrued Payroll and Payroll Taxes        149,798       252,592
           Other                                    162,233       111,086
                                                 ----------    ----------

                                                 $  451,453    $  367,265
                                                 ==========    ==========

J.   PRIVATE PLACEMENT

         During fiscal 1995 the Company raised net proceeds of $1,050,666 from the private sale of 264,375 Units at $4.00 per Unit. Each Unit consists of two shares of Common Stock and one Warrant to purchase one share of Common Stock for $3.00 per share during the five-year period ending March 22, 2000.
         The offering expired on November 15, 1995.

K.       MAJOR CUSTOMERS

         For the three months ended January 31, 1996 and 1995, three customers accounted for 28%, 16% and 9% and 21%, 20% and 11%, respectively, of the Company's service revenues.

L.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                       January 31,   January 31,
                                                          1996          1995
                                                          ----          ----

           Interest Paid                               $     -       $      909
                                                       ==========    ==========
           Unrealized Gain In Investment on Securities $   93,529    $   24,834
                                                       ==========    ==========

M.       OTHER ASSETS

         The Company entered into an agreement dated December 27, 1994 with Advanced Medical Systems, Inc. ("AMS") pursuant to which it agreed to purchase all of AMS's rights to a fetal heart rate and uterine contraction monitor and to employ AMS as its exclusive manufacturer of the monitor. AMS will retain the right to continue selling its earlier model in France and Israel. Pursuant to the agreement, the Company paid AMS $100,000 upon execution of the agreement, and it will pay an additional sum of $100,000 when Pre-Market Approval is obtained from the Food and Drug Administration, which latter sum will be applied as a credit against purchases of units by the Company. The agreement provides for the payment by the Company of a royalty to AMS equal to 5% of the gross revenues collected by the Company from the sale, lease or rental of the monitor. Under the agreement, the Company is required to seek Pre-Market Approval by the FDA for the monitor. The Company has begun clinical testing of the AMS monitor under protocols approved by the FDA for the Company's first generation monitor. The initial $100,000 payment is included in Other Assets in the accompanying consolidated balance sheet.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------


Three Months Ended January 31, 1996 compared to Three Months Ended January 31, 1995

ConsulMed contributed all of the operating revenue of the Company during the three months ended January 31, 1996 and 1995. Service revenues of $1,165,571 and $1,222,679, respectively, represent income from in-home nursing care services provided. Cost of service provided of $513,546 and $623,680 consists primarily of payroll and related costs.

Research and development costs were $169 and $12,884 for the three months ended January 31, 1996 and 1995, respectively. These costs are all related to the continuing development of the Company's portable fetal monitor. The Company, in conjunction with Advanced Medical Systems, has completed development of an improved smaller monitor which has now completed its testing. The Company has submitted all of the relevant technical data to the FDA regarding its new monitor. TelMed has completed in-hospital (Phase I) clinical testing and in March 1996 commenced in-home (Phase II) clinical trials. Phase II clinical trials are expected to take 4 to 6 months and require a high level of staffing. Consequently expenditures for research and development are expected to increase at least through fiscal 1996.

General and administrative costs were $752,730 for the three months ended January 31, 1996. These costs consist of operating expenses incurred by ConsulMed of $595,075, as well as officer salary, professional fees and general overhead expenses incurred by the parent Company of $157,655.

Consul-Med Inc. recorded a profit of just under $60,000 for the first quarter of fiscal year 1996. Consul-Med has now shown a profit in five of the last six quarters and continued the positive operating results begun over a year ago.

General and administrative expenses increased over the same period last year as additional expenses were incurred to begin new businesses in Jacksonville and South Florida.

Consul-Med's profitability in this quarter was due to the continuing business of home health nursing and Comprehensive Outpatient Rehabilitation. This was the first full quarter for te Rehabilitation Center in Delray Beach, Florida which continues to show strong growth potential as additional services such as Pulmonary Rehabilitation begins during the latter half of the second quarter. Consul-Med's knowledge of the Comprehensive Outpatient Rehabilitation field has enabled it to secure contracts to begin managing other Comprehensive Outpatient Rehabilitation Facilities. A second Comprehensive Outpatient Rehabilitation Facility has been opened in Jacksonville, Florida and will be Medicare certified during the second quarter. The company is continuing its strategic plan to increase its nursing business in both the Jacksonville area as well as the South Florida market. In anticipation of the increased nursing business Consul-Med expects to become JACHO certified which will enable the company to do nursing in the managed care arena.

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

Net cash used for operating activities during the three months ended January 31, 1996 was $140,007, primarily as a result of a net operating loss during the three months as well as an increase in Accounts Receivable and increase in Due from Affiliates.

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

Existing cash reserves and short-term investments are expected to be sufficient to finance current and forecasted operations for a period of between twelve and eighteen months from the date hereof. The Company has no commitments at present which will require significant use of cash.

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

                                  TELMED, INC.



Date:  August 21, 1996            /S/ Jeffrey I. Binder
                                  ------------------------------------
                                   Jeffrey I. Binder, Chairman
                                     (Chief Executive Officer)



Date:  August 21, 1996            /S/ Mitchell Wallace
                                  ------------------------------------
                                  Mitchell Wallace, Principal Financial
                                  Officer