Form 10-Q/A
period 1996-04-30
TELMED INC
filed 1996-08-23
CIK 883719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   APRIL 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number          0-20438

                                  TELMED, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                 65-0273037
- ----------------------------                  -------------------
(State or other jurisdiction                    (IRS Employer
     of incorporation)                        Identification No.)

9350 SOUTH DIXIE HIGHWAY, SUITE 1220, MIAMI, FLORIDA   33156
- ---------------------------------------------------- ----------
   (Address of principal executive offices)          (Zip Code)

Registrant's tel. number, including area code (305) 670-9773

- ------------------------------------------------------- --------
 (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X       NO _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES _____    NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date. As of April 30, 1996, there were outstanding 4,340,000 shares of Common Stock, par value $.001 per share.

Page 1 of 15 pages. Exhibit index at page 13.

                          PART I FINANCIAL INFORMATION

                                    I N D E X

                                                                          PAGE
                                                                          ----
         Item 1.     Financial Statements

                     Balance Sheets as of April 30, 1996 and
                     October 31, 1995                                       3

                     Statements of Operations for the three
                     and six months ended April 30, 1996 and
                     April 30, 1995.                                        4

                     Statements of Cash Flows for the six
                     months ended April 30, 1996 and
                     April 30, 1995.                                        5

                     Notes to Financial Statements                        6 - 10

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                          11 - 12

                          TELMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                                                  APRIL 30,     OCTOBER 31,
                                                                    1996           1995
                                                                -----------    ------------
       Current Assets
         Cash and Cash Equivalents                              $   290,443    $   493,916
         Accounts Receivable, Net of Allowance for
           Doubtful Accounts of $92,558 and $62,809               1,103,250        806,967
         Due From Affiliates                                         24,089         49,189
         Loan Receivable - Related Party                            196,500        196,500
         Prepaid Expenses and Other Current Assets                  198,837        123,906
                                                                -----------    -----------
             Total Current Assets                                 1,813,119      1,670,478

       Property and Equipment - Net                                 118,721         99,166
       Investment in Debt Securities - Available For Sale           218,071        731,900
       Loans Receivable - HMA Investments, Inc.                        -           289,318
       Loan Receivable - 460617 Ontario Ltd.                        450,000           -
       Investment in General Partnership                                300         29,657
       Goodwill, Net of Accumulated Amortization
         of $67,358 and $50,890                                     602,200        618,227
       Covenant Not To Compete, Net of Accumulated
         Amortization of $110,000 and $90,000                        90,000        110,000
       Other Assets                                                 233,429        181,616
                                                                -----------    -----------
             Total Assets                                       $ 3,525,840    $ 3,730,362
                                                                ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

       Current Liabilities
         Accounts Payable                                       $   374,961    $   205,962
         Accrued Expenses                                           339,839        367,265
                                                                -----------    -----------
             Total Liabilities                                      714,800        573,227
                                                                -----------    -----------
       Minority Interest                                             75,022        102,487
                                                                -----------    -----------
       Commitments (See Notes)

       Stockholders' Equity
         Common Stock - Par Value $.001 Per Share,
           20,000,000 Shares Authorized, 4,340,000
           Shares Issued and Outstanding                              4,340          4,340
         Additional Paid In Capital                               5,685,016      5,685,016
         Accumulated Deficit                                     (3,062,572)    (2,714,721)
         Unrealized Gain In Investment in Securities                109,234         80,013
                                                                -----------    -----------
             Total Stockholders' Equity                           2,736,018      3,054,648
                                                                -----------    -----------
             Total Liabilities and Stockholders'
               Equity                                           $ 3,525,840    $ 3,730,362
                                                                ===========    ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                         ----------------------     ---------------------
                                         APRIL 30,    APRIL 30,     APRIL 30,   APRIL 30,
                                           1996         1995          1996        1995
                                           ----         ----          ----        ----
      Revenues
        Service Revenues               $ 1,127,442  $ 1,171,520  $ 2,293,014  $ 2,394,199
        Interest and Other                  13,705       16,810       34,162       32,927
                                       -----------  -----------  -----------  -----------
          Total Revenues                 1,141,147    1,188,330    2,327,176    2,427,126
                                       -----------  -----------  -----------  -----------
      Costs and Expenses
        Cost of Services Provided          518,363      594,355    1,031,908    1,218,034
        Research and Development Costs        -          14,762          169       27,646
        Clinical Testing Costs              16,519         -          27,618         -
        General and Administrative         854,713      712,431    1,596,345    1,359,072
        Interest                              -             338         -           1,248
                                       -----------  -----------  -----------  -----------
          Total Expenses                 1,389,595    1,321,886    2,656,040    2,606,000
                                       -----------  -----------  -----------  -----------
        Loss Before Minority Interests  (  248,448)  (  133,556)  (  328,864)  (  178,874)

      Minority Interests In
        Consolidated Entities           (    7,253)   (  31,570)  (   18,987)  (   38,396)
                                       -----------  -----------  -----------  -----------
      Net Loss                         $(  255,701) $(  165,126) $(  347,851) $(  217,270)
                                       ===========  ===========  ===========  ===========
      Per Share
        Net Loss                       $(      .06) $(      .04) $(      .08) $(      .06)
                                       ===========  ===========  ===========  ===========
      Weighted Average Shares
        Outstanding                      4,340,000    3,884,424    4,340,000    3,842,130
                                       ===========  ===========  ===========  ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS    SIX MONTHS
                                                                   ENDED         ENDED
                                                                 APRIL 30,     APRIL 30,
                                                                   1996          1995
                                                               -----------   -----------
       (Decrease) in Cash and Equivalents:
       Cash Flows From Operating Activities:
       Net Loss                                                $(  347,851)  $(  217,270)
       Adjustments To Reconcile Net Loss
         To Net Cash Used In Operating
         Activities:
           Unrealized Gain on Marketable Securities                 29,221          -
           Depreciation and Amortization                            46,776        57,539
           (Increase) In Accounts Receivable                    (  296,283)   (  205,887)
           (Increase) Decrease In Due From Affiliates               25,100    (    6,253)
           Increase (Decrease) In Minority Interest             (   27,465)       32,969
           (Increase) Decrease In Prepaid Expenses and
             Other Current Assets                               (   74,931)       79,907
           Increase (Decrease) In Accounts Payable
             and Accrued Expenses                                  141,573    (  118,665)
                                                               -----------   -----------
       Net Cash Used In Operating Activities                    (  503,860)   (  377,660)
                                                               -----------   -----------
       Cash Flows From Investing Activities:
         Decrease In Available For Sale Investments                513,829       108,277
         Acquisition Of Equipment                               (   30,100)   (  109,189)
         (Increase) In Other Assets                             (   52,017)   (   90,662)
         Sale of Investment In General Partnership                  29,357          -
                                                               -----------   -----------
       Net Cash Provided By (Used In) Investing
         Activities                                                461,069    (   91,574)
                                                               -----------   -----------
       Cash Flows From Financing Activities:
         Proceeds From Private Placement                              -        1,057,500
         Loan Receivable - Related Party                              -       (  196,500)
         Loan Receivable - 46061 Ontario Ltd.                   (  450,000)         -
         Proceeds From Loan Receivable -
           HMA Investment, Inc.                                    289,318          -
                                                               -----------   -----------
       Net Cash Provided By (Used In) Financing
         Activities                                             (  160,682)      861,000
                                                               -----------   -----------
       Increase (Decrease) In Cash and Cash
         Equivalents                                            (  203,473)      391,766

       Balance At Beginning Of Period                              493,916       855,180
                                                               -----------   -----------
       Balance At End Of Period                                $   290,443   $ 1,246,946
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

B.       RESTATEMENT

         The Company has restated its Consolidated Balance Sheet as of April 30, 1996 to correct the misclassification of a loan to a related party in the amount of $196,500. The loan was previously recorded as research and development expenditures, of which $118,000 was expensed in fiscal 1995 and $78,500 recorded as capitalized software costs on the Company's Consolidated Balance Sheet as of October 31, 1995. The reclassification on the April 30, 1996 Consolidated Balance Sheet had the effect of increasing current assets by $196,500, decreasing Capitalized software costs by $65,417, and increasing Stockholders' equity by $131,083. The Consolidated Balance Sheet as of October 31, 1995 included in this report has also been amended to reflect these changes. The impact of these changes on the Company's Consolidated Statement of Operations for the six and three-month periods ended April 30, 1996 was to decrease the net loss by $13,083 and $13,083, respectively. There was no effect on the Company's Consolidated Statement of Operations for the six and three-month periods ended April 30, 1995.

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

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996

C.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Under an existing arrangement, ConsulMed earns a fee of 6% of collections for management services rendered to the healthcare operations of ConsulMed's partners in QLCA-Jax.

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

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996

E.       LOAN RECEIVABLE - HMA Investments, Inc. (Continued)

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

I.       ACCRUED EXPENSES

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
                                                       ==========    ==========

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996

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

General and administrative costs were $1,596,345 for the six months ended April 30, 1996. These costs consist of operating expenses incurred by ConsulMed of $1,252,981, as well as officer salary, professional fees and general overhead expenses incurred by the parent Company of $614,537.

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

                                  TELMED, INC.

Date:  August 21, 1996                    /S/ JEFFREY I. BINDER
                                          ---------------------
                                          Jeffrey I. Binder, Chairman
                                            (Chief Executive Officer)

Date:  August 21, 1996                    /S/ MITCHELL WALLACE
                                          --------------------
                                          Mitchell Wallace, Principal Financial
                                            Officer