Form 10-Q
period 1996-07-31
TELMED INC
filed 1996-09-16
CIK 883719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   JULY 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________  to ______________________

Commission file number          0-20438

                                  TELMED, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                             65-0273037
- ----------------------------               -----------------
(State or other jurisdiction                   (IRS Employer
 of incorporation)                         Identification No.)

9350 SOUTH DIXIE HIGHWAY, SUITE 1220, MIAMI, FLORIDA   33156
   (Address of principal executive offices)          (Zip Code)

Registrant's tel. number, including area code (305) 670-9773

- ------------------------------------------------------------
 (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]     NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES [  ]  NO [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date. As of July 31, 1996, there were outstanding 4,340,000 shares of Common Stock, par value $.001 per share.

Page 1 of 14 pages. Exhibit index at page 12.

                          PART I FINANCIAL INFORMATION

                                    I N D E X


Item 1.    Financial Statements                                          PAGE
                                                                         ----
           Balance Sheets as of July 31, 1996 and
           October 31, 1995                                                3

           Statements of Operations for the three
           and nine months ended July 31, 1996 and
           July 31, 1995                                                   4

           Statements of Cash Flows for the
           nine months ended July 31, 1996 and
           July 31, 1995.                                                  5

           Notes to Financial Statements                                 6 - 9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                   10 - 11
                                      - 2 -


                          TELMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  JULY 31,      OCTOBER 31,
                                                                    1996           1995
                                                                 ---------       ----------
 Current Assets
  Cash and Cash Equivalents                                      $    43,879    $   493,916
  Accounts Receivable, Net of Allowance for
    Doubtful Accounts of $87,997 and $62,809                       1,083,926        806,967
  Due From Affiliates                                                 24,089         49,189
  Loan Receivable - Related Party                                         --        196,500
  Prepaid Expenses and Other Current Assets                          200,768        123,906
                                                                 -----------    -----------
      Total Current Assets                                         1,352,662      1,670,478

Property and Equipment - Net                                         127,286         99,166
Investment in Debt Securities - Available For Sale                   210,524        731,900
Loans Receivable - HMA Investments, Inc.                                  --        289,318
Loan Receivable - 460617 Ontario Ltd.                                450,000             --
Investment in General Partnership                                        300         29,657
Goodwill, Net of Accumulated Amortization
  of $75,371 and $50,890                                             594,187        618,227
Covenant Not To Compete, Net of Accumulated
  Amortization of $120,000 and $90,000                                80,000        110,000
Other Assets                                                         226,107        181,616
                                                                 -----------    -----------

      Total Assets                                               $ 3,041,066    $ 3,730,362
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                               $   391,528    $   205,962
  Accrued Expenses                                                   355,572        367,265
                                                                 -----------    -----------

      Total Liabilities                                              747,100        573,227
                                                                 -----------    -----------

Minority Interest                                                     71,361        102,487
                                                                 -----------    -----------

Commitments (See Notes)

Stockholders' Equity
  Common Stock - Par Value $.001 Per Share,
    20,000,000 Shares Authorized, 4,340,000
    Shares Issued and Outstanding                                      4,340          4,340
  Additional Paid In Capital                                       5,685,016      5,685,016
  Accumulated Deficit                                             (3,582,260)    (2,714,721)
  Unrealized Gain In Investment in Securities                        115,509         80,013
                                                                 -----------    -----------

      Total Stockholders' Equity                                   2,222,605      3,054,648
                                                                 -----------    -----------

      Total Liabilities and Stockholders'
        Equity                                                   $ 3,041,066    $ 3,730,362
                                                                 ===========    ===========

                        SEE NOTES TO FINANCIAL STATEMENTS


                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                      -------------------------  ------------------------
                                         JULY 31,     JULY 31,      JULY 31,    JULY 31,
                                           1996         1995          1996        1995
                                       -----------  -----------  -----------  -----------
      Revenues
        Service Revenues               $   917,630  $ 1,060,271  $ 3,210,644  $ 3,454,471
        Interest and Other                   2,871       16,251       37,033       49,177
                                       -----------  -----------  -----------  -----------

          Total Revenues                   920,501    1,076,522    3,247,677    3,503,648
                                       -----------  -----------  -----------  -----------

      Costs and Expenses
        Cost of Services Provided          467,032      573,275    1,498,940    1,791,309
        Research and Development Costs        -           9,009          169       36,655
        Clinical Testing Costs                -            -          27,618         -
        General and Administrative         976,819      680,003    2,573,163    2,039,075
        Interest                              -             134         -           1,382
                                       -----------  -----------  -----------  -----------

          Total Expenses                 1,443,851    1,262,421    4,099,890    3,868,421
                                       -----------  -----------  -----------  -----------

        Loss Before Minority Interests  (  523,350)  (  185,899)  (  852,213)  (  364,773)

      Minority Interests In
        Consolidated Entities           (    3,661)       3,464       15,326       41,860
                                       -----------  -----------  -----------  -----------

      Net Loss                         $(  519,689) $(  189,363) $(  867,539) $(  406,633)
                                       ===========  ===========  ===========  ===========

      Per Share
        Net Loss                       $(      .12) $(      .04) $(      .20) $(      .10)
                                        ===========  ===========  ===========  ===========

      Weighted Average Shares
        Outstanding                      4,340,000    4,332,065    4,340,000    4,007,248
                                       ===========  ===========  ===========  ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS   NINE MONTHS
                                                                   ENDED         ENDED
                                                                  JULY 31,      JULY 31,
                                                                    1996          1995
                                                                 ----------   -----------
       (Decrease) in Cash and Equivalents:
       Cash Flows From Operating Activities:
       Net Loss                                                $(  867,539)  $ (  406,633)
       Adjustments To Reconcile Net Loss
         To Net Cash Used In Operating
         Activities:
           Unrealized Gain on Marketable Securities                 35,496           -
           Depreciation and Amortization                            76,342         94,179
           (Increase) In Accounts Receivable                    (  276,959)    (  291,738)
           (Increase) Decrease In Due From Affiliates               25,100     (   32,102)
           Increase (Decrease) In Minority Interest             (   31,126)        40,135
           (Increase) Decrease In Prepaid Expenses and
             Other Current Assets                               (   76,862)        74,720
           Increase (Decrease) In Accounts Payable
             and Accrued Expenses                                  173,873     (  121,024)
           Non Cash Issuance of Common Stock                          -             7,500
                                                               -----------     ----------

       Net Cash Used In Operating Activities                    (  941,675)    (  634,963)
                                                               -----------    -----------

       Cash Flows From Investing Activities:
         Decrease In Available For Sale Investments                521,376        176,694
         Acquisition Of Equipment                               (   45,330)    (  127,189)
         (Increase) Decrease In Other Assets                    (   49,583)         4,875
         Sale of Investment In General Partnership                  29,357           -
         (Increase In Note Receivable)                                -        (  350,000)
                                                               -----------    -----------

       Net Cash Provided By (Used In) Investing
         Activities                                                455,820     (  295,620)
                                                               -----------    -----------

       Cash Flows From Financing Activities:
         Proceeds From Private Placement                              -         1,057,500
         Loan Receivable - Related Party                              -        (  196,500)
         Loan Receivable - 460617 Ontario Ltd.                  (  450,000)          -
         Proceeds From Loan Receivable -
           HMA Investment, Inc.                                    289,318           -
         Proceeds From Loan Receivable -
           Related Party                                           196,500           -
                                                               -----------    -----------

       Net Cash Provided By Financing Activities                    35,818        861,000
                                                               -----------    -----------

       Increase (Decrease) In Cash and Cash
         Equivalents                                            (  450,037)    (   69,583)

       Balance At Beginning Of Period                              493,916        855,180
                                                               -----------    -----------

       Balance At End Of Period                                $    43,879    $   785,597
                                                               ===========    ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1996

A.       MANAGEMENT REPRESENTATION

         The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at July 31, 1996 and 1995.

         These financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended October 31, 1995.

         The results reflected for the nine month period ended July 31, 1996 are not necessarily indicative of the results for the entire fiscal year to end on October 31, 1996.

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

                                  JULY 31, 1996

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

C.       ACCOUNTS RECEIVABLE

         Bad debt expense was $46,364 and $8,740 for the nine months ended July 31, 1996 and 1995, respectively.

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

         In October 1995, in consideration of a payment of $75,000 and the issuance of a 10% Purchase Promissory Note in the amount of $289,318, the Company assigned the Extreme Notes to HMA Investments Inc. ("HMA"), a privately held investment company. During the nine months ended July 31, 1996, this note was paid in full.

E.       LOANS RECEIVABLE - 460617 ONTARIO LTD.

         In November 1995, the Company's Board of Directors approved a $450,000 loan to a Canadian corporation controlled by a member of the Company's board. The loan was originally due in May 1996, bearing interest at the rate of 10.75% per annum. It is guaranteed by the board member and his brother, who is also a stockholder of the borrower. The note is currently in default. The Company will enforce its rights against the maker and its guarantors.

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1996

F.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                  JULY 31,    OCTOBER 31,
                                                    1996         1995
                                                 ----------   ----------
         Office equipment                        $  151,925   $  126,595
         Medical equipment                           39,894       19,894
         Leasehold improvements                      16,039       16,039
                                                 ----------   ----------
                                                    207,858      162,528
         Less:  Accumulated Depreciation
                and Amortization                     80,572       63,362
                                                 ----------   ----------

                                                 $  127,286   $   99,166
                                                 ==========   ==========

         Depreciation expense was $17,210 and $44,408 for the nine months ended July 31, 1996 and 1995, respectively.

G.       INVESTMENT IN MARKETABLE DEBT SECURITIES

                                          JULY 31, 1996          OCTOBER 31, 1995
                                     ----------------------   ----------------------
                                        COST       MARKET        COST       MARKET
                                     ----------  ----------   ----------  ----------
         U.S. Government Agency
           collateralized mortgage
           obligation (CMO), 5.75%,
           contractual maturity
           August 2003               $  234,777  $  210,524   $  591,104  $  531,356

         U.S. Treasury Bill, 5.27%,
           due December 7, 1995               -           -      200,544     200,544
                                     ----------  ----------   ----------  ----------

                                     $  234,777  $  210,524   $  791,648  $  731,900
                                     ==========  ==========   ==========  ==========

         During the nine months ended July 31, 1996 and 1995, the investment recovered $115,509 and $67,013, respectively in value, which the company has reflected as a credit directly to stockholders' equity.

H.       ACCRUED EXPENSES

         Accrued Expenses consist of the following:

                                                  JULY 31,     OCTOBER 31,
                                                    1996          1995
                                                 ----------    ----------
         Accrued Insurance Costs                 $  137,689    $    3,587
         Accrued Payroll and Payroll Taxes           90,245       252,592
         Other                                      127,638       111,086
                                                 ----------    ----------

                                                 $  355,572    $  367,265
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

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1996

J.       MAJOR CUSTOMERS

         For the nine months ended July 31, 1996 and 1995, three customers accounted for 26%, 23% and 3% and 23%, 21% and 12%, respectively, of the Company's service revenues.

K.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        JULY 31,      JULY 31,
                                                          1996          1995
                                                       ----------    ----------
         Interest Paid                                 $     -       $    1,382
                                                       ==========    ==========
         Unrealized Gain In Investment on Securities   $  115,509    $   67,013
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

M.       PROPOSED TRANSACTION

         In June, 1996 the Company entered into a non-binding letter of intent to acquire all of the outstanding shares of Innapharma, Inc. a pharmaceutical company and contract research organization. As part of the transaction, the Company issued 800,000 warrants exercisable at $.50 per share, which was the market price of the Company's common stock on the date of issuance. The warrants are being held in escrow subject to the consummation of the above referenced transaction. The Company is presently performing its due diligence and is working towards finalizing a contract for merger. However, no assurances can be given that a definitive contract will be executed or that a closing will occur.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY 31, 1995

ConsulMed contributed all of the operating revenue of the Company during the nine months ended July 31, 1996 and 1995. Service revenues of $3,210,644 and $3,454,471, respectively, represent income from in-home nursing care services provided. Cost of service provided of $1,498,940 and $1,791,309 consists primarily of payroll and related costs.

Research and development costs were $169 and $36,655 for the nine months ended July 31, 1996 and 1995, respectively. These costs are all related to the continuing development of a portable fetal monitor. The Company, in conjunction with Advanced Medical Systems, has completed development of an improved smaller monitor which has now completed its testing. The Company has submitted all of the relevant technical data to the FDA regarding its new monitor. TelMed has completed in-hospital (Phase I) clinical testing and in March 1996 commenced in-home (Phase II) clinical trials. Clinical testing costs were $27,618 for the nine months ended July 31, 1996. During the current quarter the Company temporarily suspended clinical testing while it sought a required approval from the Institutional Review Board to perform its clinical trials at another hospital facility. The approval, which has been granted, was necessitated by the relocation of the Company's chief medical consultant to the new facility. Phase II clinical trials have since resumed and are expected to take 4 t 6 months to complete. Accordingly, expenditures for staffing and other testing costs will also resume in the fourth quarter and will continue into the first half of fiscal 1997.

General and administrative costs were $2,573,163 for the nine months ended July 31, 1996. The increase over the comparable 1995 period was attributable to Consul-Med, which has invested approximately $355,000 to develop and implement two new projects. Most of these costs were incurred in the current quarter. The Pulmonary Rehabilitation Program has been developed and copyrighted by Consul-Med, which reduces the amount of time pulmonary patients are required to use supplemental oxygen. Consul-Med also opened the Jacksonville Comprehensive Outpatient Rehabilitation Facility (CORF), which was approved by Medicare in April 1996. Presently, both the Jacksonville CORF and Consul-Med's other CORF located in Delray Beach are fully operational with the Pulmonary Rehabilitation Program now functioning in both facilities. Patient census is expected to increase in both facilities as a result of the new program.

These additional business development costs contributed to Consul-Med's third quarter operating loss of $320,000, and a year-to-date loss of $317,000. Another factor accounting for the loss was a delay in obtaining JCAHO certification, which is necessary to secure managed care nursing business. Certification should be completed in the fourth quarter, at which time Consul-Med anticipates an increase in revenues from its nurse staffing operations. Consul-Med also began negotiations in the third quarter to develop and manage a CORF for a major hospital corporation.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities during the nine months ended July 31, 1996 was $941,675, primarily as a result of a net operating loss during the nine months as well as an increase in Accounts Receivable. Medicare file review and procedures result in longer collection periods as compared to non-Medicare insurers, which has a negative impact on cash flows.

During fiscal 1995 the Company raised net proceeds of $1,057,500 from the private placement of 264,375 units consisting of common stock and warrants. The warrant is exercisable into one share of common stock at $3.00 per share from March 22, 1995 to March 22, 2000.

At the present time, existing cash reserves and short-term investments are expected to be sufficient to finance current and forecasted operations for a period of twelve months from the date hereof. The Company has no commitments at present which will require significant use of cash. This anticipates the collection of the note for $450,000 which was made during the current year, but is currently in default. The Company plans to enforce its rights against the maker and its guarantors. Failure to collect this amount due would have a material adverse effect on the Company's capital resources and its ability to fund the expansion of its business beyond current levels.

IMPACT OF INFLATION

Inflation has not had a material impact on the Company to date.


Item 5.  OTHER INFORMATION

In June, 1996 the Company entered into a non-binding letter of intent to acquire all of the outstanding shares of Innapharma, Inc. a pharmaceutical company and contract research organization. As part of the transaction, the Company issued 800,000 warrants exercisable at $.50 per share, which was the market price of the Company's common stock on the date of issuance. The warrants are being held in escrow subject to the consummation of the above referenced transaction. The Company is presently performing its due diligence and is working towards finalizing a contract for merger. However, no assurances can be given that a definitive contract will be executed or that a closing will occur.

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
                   Laboratories payable to the company and
                   Guaranty Agreement of Daniel Diena and
                   Emmanuel Diena.                                      (g)

21               List of Subsidiaries of Registrant.                    (e)
- ------------
(a) Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (SEC File No. 33-45472).
(b) Incorporated by reference to the corresponding exhibit in the Company's Report on Form 10-K for the fiscal year ended October 31, 1992.
(c) Incorporated by reference to Exhibit (i) to the Registrant's Report on Form 8-K for June 21, 1993.
(d) Incorporated by reference to the corresponding exhibit in the Company's Report on Form 10-K for the fiscal year ended October 31, 1993.

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

                                          TELMED, INC.

Date: September 13, 1996                  /s/ JEFFREY I. BINDER
                                          --------------------------------------
                                          Jeffrey I. Binder, Chairman
                                            (Chief Executive Officer)

Date: September 13, 1996                  /s/ MITCHELL WALLACE
                                          --------------------------------------
                                          Mitchell Wallace, Principal Financial
                                            Officer