Form 10-K
period 1996-10-31
TELMED INC
filed 1997-02-14
CIK 883719

================================================================================


                                   SECURITIES
                            AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1996

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ----------------

                        Commission File Number: 0-20438

                                  TELMED, INC.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

          Delaware                                     65-0273037
          --------                                     ----------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                   identification number)

 9350 South Dixie Highway, Suite 1220
           Miami, Florida                                  33156
 ---------------------------------------                 ----------
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (305) 670-9773
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.007 per share
                    ---------------------------------------
                                (Title of Class)

                         Common Stock Purchase Warrants
                         ------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

     As of February 4, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $519,500.

     As of February 4, 1997, the registrant had approximately 620,000 shares of Common Stock, par value $.007 per share, outstanding.

     Documents incorporated by reference: N/A

                                     PART I

ITEM 1.  BUSINESS.

Company Overview

   TelMed, Inc. ("TelMed" or the "Company") was organized in 1991 to engage in the development of a portable fetal monitor used to provide specialized home health care services, in conjunction with physicians, for pregnant women with high risk pregnancy. Such services are intended to include monitoring the well-being of the fetus and the management and treatment of preterm labor. The services are intended to enable pregnant women who are at risk of giving premature birth to be monitored and treated in their homes for the management of their pregnancy in order to achieve improved medical outcomes at significant cost savings through the reduction of maternal and neonatal hospitalization. TelMed has been developing a portable fetal monitor to be used in providing such services. TelMed has completed Phase I hospital clinical testing of its monitor and is now in the latter stages of Phase II in-home clinical testing in order to obtain approval for the product's use from the Food and Drug Administration ("FDA"). (See "Governmental Regulation.")

   In 1993, TelMed acquired Consul-Med, Inc., a Florida corporation ("Consul-Med"). Consul-Med is engaged in the business of owning and managing Comprehensive Outpatient Rehabilitative Facilities ("CORF") and providing home health care services in the State of Florida. Consul-Med is the Company's sole operating subsidiary.

   In fiscal 1996, Consul-Med experienced significant losses. That, coupled with continuing expenses related to the Company's clinical testing of the fetal monitor, has resulted in a severe liquidity problem (See "Liquidity and Capital Resources").

   The Company is seeking additional sources of capital through the sale or licensing of its rights to the fetal monitor; through the sale of all or part of the business of Consul-Med; by combination with another company; or through additional debt or equity financing. No assurances can be given, however, that any of these alternatives will prove successful.

   As used herein, the terms "TelMed" or the "Company" refers to TelMed, Inc. together with its subsidiary corporations.

Consul-Med - Comprehensive Outpatient Rehabilitative Facilities

   In fiscal 1996, Consul-Med expanded its operations to provide rehabilitative therapy, primarily to Medicare patients, through its comprehensive out patient rehabilitation facilities (CORF). Services offered by Consul-Med at its CORFs include physical, occupational, speech and respiratory therapy as well as social work services. The first facility was established in Delray Beach, Florida in September 1994 and an additional site in Jacksonville, Florida was licensed in the second quarter of the 1996 fiscal year.

   The primary direction for Consul-Med's future growth involves providing management support services in establishing and operating independently owned CORFs. Under a Support Service Agreement, Consul-Med receives an up front fee for providing assistance in establishing a new CORF. Consul-Med will also provide (on an ongoing basis) support services, including quality assurance, billing and collection services, accounting support and outcome data management for an established fee. Consul-Med is also able to integrate its copyrighted progressive step pulmonary rehabilitation program into existing CORFs for an up front fee and provide the same ongoing support services referenced above.

   Consul-Med received reimbursement from Medicare for services provided at its owned facilities in Delray Beach and Jacksonville. The Delray Beach facility was subsequently sold in January 1997 and a Support Service Contract was signed
with the purchaser for Consul-Med to provide certain ongoing services.   See
"Management's Discussion and Analysis of Financial Condition and Results of Operations".

Consul-Med - Home Health Care Services

   Consul-Med provides nurses and other health care professionals to non-affiliated, Medicare certified home health care agencies primarily in the South Florida and the Jacksonville area. It also provides such services directly to non-Medicare patients. It provides personnel in the following disciplines: registered nurses, licensed practical nurses, home health aides, physical therapists, respiratory therapists, occupational therapists, speech therapists and medical social workers. The health care professionals deliver care and therapies, on a temporary basis, at patients' places of residence. Consul-Med's home health care includes infusion therapy and pharmaceutical services. The health care professionals used by Consul-Med are retained as employees of Consul-Med or as independent contractors on a case by case basis. Services provided by Consul-Med are available on a twenty-four hour per day, seven days per week basis.

   Providing nursing care and therapy in the patient's home is a cost-effective alternative to institutional care in hospitals and other health care facilities. Requests for such services come from patients, members of their families, physicians and social workers. The type of service provided depends upon the individual needs of the patient. All services require the written order of a physician. A substantial portion of Consul-Med's Home Health services during the 1996 fiscal year were provided by Consul-Med as a sub-contractor to Medicare licensed home health agencies. In the latter instance, payment for Consul-Med's services is made to it by the Medicare licensed home health agencies.

   Consul-Med's services include assisting patients in obtaining reimbursement from their insurance companies or other third-party payors. Consul-Med's procedures include contacting patients' insurance companies and other third-party payors prior to the commencement of services in order to determine the amounts of coverage, evaluate the coverages and employ established procedures to obtain payments. Consul-Med generally obtains assignments of benefits from patients and receives payments directly; only an insignificant portion of revenues are derived from patients who have no health benefits or insurance. Reimbursement also comes from Medicare certified agencies for which Consul-Med provides staffing.

   Consul-Med maintains a strong presence in the Broward/Palm Beach and Jacksonville areas of Florida. Referrals are obtained from hospital social work departments, case managers of managed care companies, skilled nursing facilities, nursing homes and physicians. This portion of Consul-Med's business depends on Consul-Med's ability to establish and maintain strong working relationships with these referral sources. The home health care industry in south Florida is seasonal, with the highest volume experienced in the period of November through April, and marketing efforts are more extensive during such period.

   Consul-Med is also engaged in the development of disease based out-patient care protocols with appropriate outcome data bases.

Pregnancy Monitoring - Background

   One of the most common and most serious complications of pregnancy is preterm labor, an acute condition usually resulting in premature birth. The most effective treatment for preterm labor is early detection and the immediate therapeutic intervention when it commences to attempt to prolong the pregnancy. Comprehensive systems of managing pregnancies in the patient's home have been developed to improve the medical outcome of complicated pregnancies at reduced costs. Such systems generally combine initial screening of patients to ascertain which are at risk of experiencing premature delivery, education and training of patients with respect to symptoms and proper care, daily telephone contact between perinatal nurses and patients for the assessment of the condition of the patients and infusion therapies, usually consisting of intravenous administration of tocolytic drugs, when prescribed by the patient's physician. The systems also include the use of portable monitors for the daily at home measurement of the patient's uterine activity and the transmission of such data to a central location, where it is recorded, graphed and assessed by trained, perinatal nurses. The nurses contact the patients' physicians as needed. The principal advantages of such systems are that they assist the physician in the early detection of labor, thus enabling prompt treatment of the patient in order to achieve an improved medical outcome. By enabling such functions to be performed in the home, it avoids the inconvenience, expenses and stress associated with visits to the hospital or doctor's office.

   The use of portable monitors for the prevention of preterm labor has not been universally accepted, and questions have been raised by some medical authorities concerning the efficacy of home monitoring. However, the FDA has approved such devices for use in the management and monitoring of high risk pregnancy.

   In patients with a high risk pregnancy, it is especially important to monitor the well-being of the fetus on a frequent and regular basis. One prevalently used method to perform such monitoring is termed a non stress test ("NST"). NST is a diagnostic test made up of two components: (1) measurement of fetal heart rate and (2) measurement of uterine contraction activity. Data on these two factors assist the physician to decide whether the condition of the fetus may require further medical attention. NST has become widely accepted as a primary antepartum screening mechanism in high risk pregnancy. TelMed's monitor is designed to enable such non-stress testing to be performed in the patient's home. The ability to perform such testing in the patient's home and transmit the results to a health professional via the telephone lines are intended to permit patients to avoid the inconvenience and stress associated with visits to the hospital or doctor's office for routine monitoring.

Tel-Med's Fetal Monitor

   TelMed entered into an agreement dated December 27, 1994 with Advanced Medical Systems, Inc. ("AMS") pursuant to which it purchased all of AMS's rights to a fetal heart rate and uterine contraction monitor and to employ AMS as its exclusive manufacturer of the monitor. During 1994, TelMed worked with AMS to develop a more advanced model than a monitor which AMS has been
marketing in France and Israel.   AMS retained the
right to continue selling its earlier model in France and Israel. Pursuant to this agreement, TelMed paid AMS $100,000 upon its execution and will pay an additional sum of $100,000 when approval is obtained from the Food and Drug Administration, which latter sum will be applied as a credit against purchases of units by TelMed. This agreement also provides for the payment by TelMed of a royalty to AMS equal to 5% of the gross revenues collected by TelMed from the
sale, lease or rental of the monitor.   (See "Governmental Regulation.")

   Large, stationary monitors which measure both uterine activity and fetal heart rate have been routinely used in the care of patients prior to or during labor and delivery, but such use has been limited to hospital settings because of their size. TelMed believes that its monitor will be the first portable monitor which can perform both functions and transmit such data by ordinary telephone lines to a remote location.

   TelMed's monitor consists of a portable, lightweight computerized recorder which contains a modem for telephonic transmission, to which are attached two belts containing sensing units. One belt is designed to be attached around the abdomen above the navel and the other, below the navel. One sensor detects uterine contractions, and the other detects the fetal heart rate. The patient wears the belts during designated periods each day, at which time uterine activity and fetal heart beat data are recorded. After each monitoring session, the patient connects the recorder to a standard telephone outlet, and the recorded data is thus transmitted to a center, where the data will be recorded, graphed on a computer screen and assessed by a registered nurse. The nurse will contact the patient's physician as needed and provide the physician with information concerning the patient, including a graphic display (by computer, telephonic facsimile copy or hard copy) of the data recorded by the monitor.

   During the 1996 fiscal year, TelMed conducted in-home clinical (Phase II) tests of the monitor. It is anticipated that Phase II clinical testing of the fetal monitor will be concluded in the first half of 1997; thereafter, FDA approval will be sought. However, no assurances can be given that Phase II clinical testing will be successfully completed or that FDA approval will be given.

   Upon completion of the FDA approval process, it is the Company's intent to either sell the rights to this product to a third party, or enter into licensing arrangements for its commercialization.

Competition

   There are only a few companies offering CORF development and management services and management believes the "Progressive Step Pulmonary Rehabilitation" program is also unique to Consul-Med. However, competition could emerge from other more established health care providers who could expand their business to include CORF services. No assurances can be given that Consul-Med's CORF business will prove profitable.

   Consul-Med's home health car business competes with a large number of companies that offer similar services, including nurse staffing agencies, hospitals and non-profit home health agencies, skilled nursing facilities and other CORF's. The home health care business is highly fragmented. According to the National Association for Home Care, there are more than 12,000 home care agencies in the United States. In its rehabilitative services, it also faces severe competition from numerous competitors. Most of Consul-Med's competitors are local businesses serving a small area, but there are several large national firms which also compete. Some of the large national firms have much greater resources, and are better established, than Consul-Med. Home health care business is generated by referrals from local physicians and other medical organizations. Accordingly, home health care providers compete on a local basis to develop relationships with key referral sources. The main components of an entity's ability to compete in the market are quality and range of services, speed of response, reliability and price.

Governmental Regulation

   Consul-Med's nursing facilities are licensed under the Home Health Services Act of Florida as home health agencies. Such Act and the regulations thereunder contain numerous provisions regulating the conduct of the home health care business, including among other things, meeting professional standards regarding certain employees, maintaining quality standards in providing care, keeping of records, and having certain personnel policies.

   The Company's CORFs received their Comprehensive Outpatient Rehabilitative Facility certification from the U.S. Health Care Finance Administration.

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

   Consul-Med is also subject to various federal, state and local laws and regulations regarding aspects of their operations. Consul-Med believes that it is in compliance with all laws and regulations applicable to their business.

   TelMed's fetal monitor is subject to regulation by the FDA under the provisions of the Federal Food, Drug, and Cosmetic Act ("FDC Act"). TelMed has completed in-hospital (Phase I) clinical testing and is in the latter stages of Phase II clinical trials. At the conclusion of the clinical trials, the Company anticipates that it will take 30 to 60 days to prepare and submit its report to the FDA. It is the Company's understanding that FDA review can take from six months to one year. There can be no assurance that the clinical trials will be successful or that a PMA for the fetal monitor will be approved.

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

Insurance

   In recent years health care providers and participants have become subjected to an increasing number of lawsuits alleging malpractice or product liability, many of which assert large monetary claims, and it has become more and more costly to defend such lawsuits. The Company may find itself the subject of such actions despite any precautions taken by it in conducting its operations in a proper manner. Consul-Med maintains general liability and professional liability insurance in the amount of $1,000,000 per occurrence, $3,000,000 aggregate limit, to protect itself against claims. However, there can be no assurance that the amounts of its coverage will be adequate to protect it from potential adverse judgments. The Company maintains no product liability insurance with regards to the clinical testing of its fetal monitor.

Employees

   At October 31, 1996, the Company had 54 employees in addition to its officers, of which all but two were employed in Consul-Med. In addition to such employees, Consul-Med employs the services of nurses on a case by case basis. The Company believes that its employee relations are good. None of its employees is covered by collective bargaining agreements.

ITEM 2.  PROPERTIES.

   The Registrant's main office is located at 9350 South Dixie Highway, Suite 1220, Miami, Florida 33156. The office consists of approximately 3,100 square feet of space and is rented pursuant to a lease expiring on August 30, 1999 at base annual rentals of $43,400 from March 1, 1995 to February 28, 1997 and $46,500 from March 1, 1997 to August 30, 1999. During fiscal year 1996, the Company reduced the rent expense at this main office by 50% through a facilities sharing arrangement. Subsequent thereto this sharing arrangement will reduce the Company's rent expense for this office to $4,800 per year.

   Consul-Med maintains facilities for its operations at 3275 West Hillsboro Boulevard, Suite 210, Deerfield Beach, Florida. Such premises consist of 3,546 square feet of space and are leased from an unaffiliated party pursuant to a lease expiring on November 15, 1998 at a base annual rental of $33,687. Consul-Med also leases approximately 1,635 square feet of office space in Jacksonville, Florida at a monthly rental of approximately $1,555 pursuant to a lease expiring in May, 1998. In addition, Consul-Med leases approximately 2,736 square feet of space for a rehabilitation facility in Delray Beach, Florida at a monthly rental of $5,081 pursuant to a lease expiring on December 1, 1998. Consul-Med also leases approximately 950 square feet of office space in Ft. Pierce, Florida pursuant to a lease expiring on July 31, 1998. During the 1996 fiscal year, Consul-Med entered into a lease for approximately 2,000 square feet of space for a CORF location in Jacksonville, Florida at a monthly rental of $1,917.

ITEM 3.  LEGAL PROCEEDINGS.

   On September 30, 1996, the Company instituted a civil action against Daniel Diena, Emmanuel Diena and 460617 Ontario Limited d/b/a Daniel Laboratories in the Circuit Court for the Eleventh Judicial Circuit, Dade County, Florida, Case No. 96-119734 (CA-27). The suit alleges various causes of action against the defendants with respect to the non-payment of a $450,000 loan and accumulated interest evidenced by a promissory note personally guaranteed by Emmanuel and Daniel Diena. On or about January 9, 1997, after defendants were unsuccessful in attempting to dismiss the case for jurisdictional reasons, an Answer, Affirmative Defenses and Counterclaim was filed. The counterclaim is based upon allegations that the defendants were fraudulently induced to execute the promissory note and guarantee, seeks unspecified damages in excess of $15,000, prejudgment and post judgement interest and punitive damages. Discovery procedures in this case have been recently initiated. The Company intends to vigorously pursue the claims against the defendants as well as vigorously defend the counterclaim to which the Company believes there are meritorious defenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

   The following table sets forth, for the periods indicated, the average of the high and low closing prices for the Company's Common Stock as reported by the Nasdaq Stock Market. The prices below have NOT been adjusted to reflect a 1-for-7 reverse split effective January 31, 1997.



                                                            High             Low
                                                            ----             ---
FISCAL YEAR ENDED OCTOBER 31, 1996

   First Quarter                                            1                3/8
   Second Quarter                                             50/64          5/16
   Third Quarter                                            1 1/16           5/16
   Fourth Quarter                                             15/16          5/16

   FISCAL YEAR ENDED OCTOBER 31, 1995
   First Quarter                                            7 1/8            1
   Second Quarter                                           3                1 1/2
   Third Quarter                                            2 1/16           1
   Fourth Quarter                                           1 7/16             3/4

Holders

   The number of record holders of shares of the Company's Common Stock was approximately 131 as of October 31, 1996. The Company believes that, in addition, there were, as of such date, in excess of 1,200 beneficial owners of its Common Stock whose shares are held in "street name."

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

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data presented below are derived from the financial statements of the Company. The financial statements for the years ended October 31, 1994, 1995 and 1996 and the reports thereon, are included elsewhere in this Form 10-K. The selected financial data as of October 31, 1992 and 1993 are derived from financial statements previously filed with the Commission and not included in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Financial Statements.

Consolidated Operations Data (1):

                                                       For the years ended October 31,

                                  1996              1995             1994            1993             1992
                                  ----              ----             ----            ----             ----
Revenues:


Services revenues                $   2,656,879     $  3,955,654      $ 3,353,454  $  780,442      $       0
Rehabilitative therapy revenues  $   1,318,766     $    467,051      $    16,326  $        0      $       0
Management fee income            $           0     $    12, 780      $    12,914  $    8,216      $       0
Interest and other income        $      51,478     $    142,382      $    89,311  $  142,942      $  35,240

Costs and expenses:

Cost of services provided        $   2,312,702     $  2,375,496      $ 1,943,476  $  464,668      $       0
Research and development         $      97,006     $    143,788      $    93,453  $   51,144      $  42,735
General and administrative       $   4,584,874     $  3,048,911      $ 2,328,295  $  809,578      $ 262,661
Unrealized loss on investment    $           0     $          0      $   139,763  $        0      $       0
Interest                         $      10,326     $      1,382      $     5,945  $    2,151      $       0

Net loss                         $  (2,962,860)    $ (1,025,765)     $  (974,266) $ (399,063)     $(270,156)
Net loss per share               $       (4.78)    $      (1.75)     $     (1.80) $    (0.74)     $   (0.74)



Consolidated Balance Sheet Data:

                                                                      October 31,

                                       1996             1995            1994         1993           1992
                                       ----             ----            ----         ----           ----
Current asset                     $    800,021     $  1,670,478     $  1,565,626 $ 2,040,025    $ 4,218,874
Total assets                      $  1,189,657     $  3,730,362     $  3,418,379 $ 4,186,021    $ 4,347,066
Current liabilities               $  1,012,350     $    573,227     $    405,916 $   323,649    $   114,528
Total liabilities                 $  1,051,706     $    573,227     $    405,916 $   366,096    $   114,528
Minority interests                $     41,112     $    102,487     $     70,229 $   (13,550)   $         0
Stockholders' equity              $     96,839     $  3,054,648     $  2,942,234 $ 3,833,475    $ 4,232,538


(1) The operations of Consul-Med, Inc. have been included in the Company's operations since August 1, 1993, the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

           Years Ended October 31, 1996 and 1995

           Consul-Med contributed all of the operating revenue of the Company during fiscal 1996 and fiscal 1995. Service revenues from in-home nursing care decreased 33% from $3,955,654 in fiscal 1995 to $2,656,879 in fiscal 1996.
With expansion of managed care, especially in the South Florida area, the opportunities to provide third party nursing services greatly diminished in that managed care providers provided such services through wholly owned subsidiaries or through contracts with national service companies. This trend is expected to continue, resulting in increased pressure on the Company's ability to generate revenue from in-home nursing care.

           Rehabilitative therapy revenues increased 182% from $467,051 to $1,318,766 in fiscal 1996. These revenues represent income from CORF services provided. Subsequent to the 1996 fiscal year end, the Company sold one of its CORF's, while maintaining a management and support service agreement for this CORF. Accordingly, it is anticipated that total revenues from this part of Consul-Med's business will decrease. However, the Company anticipates an increase in revenue from the management of CORF's in the next fiscal year, at least equal to this decrease.

           Direct operating expenses decreased approximately 3% from $2,375,496 in fiscal 1995 to $2,312,702 in fiscal 1996. While nursing expenses were reduced 12%, from $2,205,596 to $1,936,115, rehabilitative therapy expenses increased 122% from $169,900 to $376,587, offsetting a portion of this expense reduction. The decrease in nursing expenses was primarily the result of a reduction in nurse staffing during the year. The increase in rehabilitative therapy expenses was the result of expanded operations.

           General and administrative costs increased 50% from $3,048,911 in fiscal 1995 to $4,584,874 in fiscal 1996. This increase in general and administrative costs was primarily the result of (i) an increase of approximately $1,100,000 of operating expenses incurred by Consul-Med (approximately $200,000 of which resulted from the write down of a substantial amount of accounts receivable partially due to errors in billing procedures related to the development of the CORFs), (ii) a write-off of goodwill and related intangibles of approximately $600,000, and (iii) the establishment of a $450,000 loan loss provisions (see "Legal Proceedings" and "Certain Relationships and Related Transactions").

           Years Ended October 31, 1995 and 1994

           Consul-Med contributed all of the operating revenue of the Company during fiscal 1995 and fiscal 1994. Service revenues increased 18% from $3,353,454 to $3,955,654. These revenues represent income from in-home nursing care services provided during fiscal 1995 and fiscal 1994, respectively. Rehabilitative therapy revenues of $467,051 represents income from CORF services provided during fiscal 1995. There were no significant comparable revenues from this aspect of Consul-Med's business during fiscal 1994.

           Direct operations expenses increased 22% from $1,946,476 in fiscal 1994 to $2,375,496 in fiscal 1995. Nursing expenses increased 13% from $1,943,476 to $2,205,596 in fiscal 1994 and 1995 respectfully, while rehabilitative therapy expenses were $169,900 in fiscal 1995. There were no comparable expenses from this aspect of Consul-Med's busienss during fiscal 1994.

           General and administrative costs increased 31% from $2,330,076 in fiscal 1994 to $3,048,911 in fiscal 1995. These costs consist of operating expenses incurred by Consul-Med of $1,930,233 and $1,575,869 during fiscal 1995 and fiscal 1994, respectively, as well as officer salary, professional fees and general overhead expenses incurred by the Company of $1,001,678 and $754,207 during fiscal 1995 and fiscal 1994, respectively. The increases were due primarily to higher administrative salaries, rents, professional fees and travel costs.

Liquidity and Capital Resources

           The Company experienced significant cash flow problems during fiscal year 1996. Although during fiscal 1996, the Company adopted certain cost reductions in general and administrative expenses with respect to administrative staff, this was offset by increased expenses associated with the establishment of CORFs and the development of the pulmonary program. The Company funded Consul-Med's operating deficit and the continued expenses associated with testing the fetal monitor, through the utilization of remaining cash and loans from related parties. In addition, subsequent to year-end, the Company began factoring accounts receivable. In the first quarter of fiscal 1997, the Company sold one of its CORF facilities for $500,000 and retained a management contract.

           The Company is currently revising its operating budget, evaluating the profitability of the various operating departments, and reducing administrative costs and personnel in order to preserve existing cash and anticipated cash flow.

           The ability of the Company to continue as a going concern is dependent on the Company's ability to generate cash flow and return to profitable operations, or obtain suitable financing from third parties. No assurances can be given, however, that these goals can be accomplished.

        The Company has no current commitments for capital expenditures.

Forward Looking Statements

           From to time to, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, usage and development activities and some other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations expressed by the Company's forward looking statements. The risks and uncertainties that may effect the operations, performance, development and results of business, include but are not limited to, the following:

               (1) Consul-Med's home health care services could experience continued decrease in revenues.

               (2) Consul-Med's CORF operations could experience difficulties in generating increased revenues or revenues could decrease due to competitive and other factors.

               (3) Tel-Med's fetal monitor's clinical testing could be prolonged due to further testing requirements.

               (4) The FDA could require additional testing prior to final determination.

               (5) There can be no assurances that the fetal monitor will ultimately receive FDA approval or that this device can be sold or licensed to third parties.

               (6) There can be no assurances that additional funding, if necessary, could be obtained in order to continue the operations of the business.

               (7) There can be no assurances that the Company's desire to acquire other business can be achieved.

           Readers are cautioned not to place undue reliance on forward looking statements when made, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           Immediately following the signature page in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

           Name                Age             Position
           ----                ---             --------
Jeffrey I. Binder              50              Chairman of the Board
                                               and Director

Emmanuel Diena                 40              Director

Kenneth A. Rosen, M.D.         51              Director

Alan I. Miller, M.D.           54              Director, President & CEO

Thomas M. Chaundy              34              Chief Financial Officer

           Mr. Binder has been the Chairman of the Board and a director of the Company since its inception, and he was the chief executive officer of the Company until October, 1996. Mr. Binder is also Chairman of JeMJ Financial Services, Inc., a private holding company, and from November, 1994 until August, 1995, he was a director of NAL Financial Group, Inc., a public company engaged in the finance business. Mr. Binder has been Chairman of Commodore Holdings Ltd., a publicly traded cruise line holding company, since April, 1995. Since 1995, Mr. Binder has been Chairman of the Board and a director of HP America, Inc., a holding company which owns health maintenance organizations and medical practice companies. From December, 1987 to June, 1994, he was a director, and during part of such period he was the Vice Chairman, of GGL Industries, Inc., a private holding company. From September, 1985 to June, 1994, he was Chairman of the Board of Georgetown Manor, Inc. (which formerly operated a retail furniture outlet) and Furniture Industries of Florida, Inc. (a real estate holding company). Mr. Binder received a bachelor's degree from Drake University in 1968, a master's degree from the London School of Economics in 1969 and a Juris Doctor degree from George Washington National Law Center in 1971. Mr. Binder devotes only a portion of his time to the Company.

           Mr. Diena has been employed by Daniel Medical Laboratories since 1980, where he is currently a Vice President and a director. Mr. Diena received a bachelor's degree from the University of Toronto in 1980 and a doctorate in rabbinical studies from Ner Israel Rabbinical College, Toronto, in 1982. Mr. Diena is a citizen of Canada.

           Dr. Miller has been a practicing physician since 1967. He has been engaged in private practice in Florida since 1974, specializing in gastroenterology. Dr. Miller was one of the co-founders of Consul-Med, Inc. in 1988. The Company acquired Consul-Med in 1993. Dr. Miller closed his practice in 1995 in order to devote his full time to the Company. Dr. Miller was a consultant to Consul-Med from June 21, 1993 to June 30, 1994, and has been president of Consul-Med since then. He has been President and Chief Executive Officer of the Company since October, 1996. He holds a Bachelor of Science degree (1963) and a Doctor of Medicine degree (1967) from the University of Miami, Florida. He is a diplomat of the American Board of Internal Medicine and the American Board of Gastroenterology.

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

           Mr. Chaundy has been employed by the Company as chief financial officer since November, 1996. He is also chief financial officer, vice president and secretary/Treasurer of Consul-Med, Inc. From November, 1995 until he joined the Company, Mr. Chaundy was accounting manager of The Court at Palm Aire, a skilled nursing facility. From May, 1995 until November, 1995 he was controller of Qualis Care, L.P., a medical collections company. From August, 1994 until May, 1995 he was controller of Interim Healthcare, a home health agency and from 1987 until he joined Interim Healthcare he was regional controller of MetPath Laboratory, a clinical lab.

           Directors are elected for one-year terms to serve until the next annual meeting of stockholders and until their successors are elected and qualified. The officers of the Company are elected annually by the Company's Board of Directors. Each officer holds office at the pleasure of the Company's Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that, for the fiscal year ended October 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.   EXECUTIVE COMPENSATION.

     The following table provides a summary of compensation paid to certain executive officers.

                           SUMMARY COMPENSATION TABLE


                                       Annual Compensation
                                       -------------------

Name and Principal Position            Year         Salary
---------------------------            ----         ------
Jeffrey I. Binder, COB(1)              1996        $160,000

                                       1995         150,000

                                       1994         150,000

Alan I. Miller, M.D., President(2)     1996        $150,000
& CEO and Director
                                       1995         150,000

                                       1994         150,000





________________

         (1) See also Item 13, Certain Relationships and Related Transactions in this Form 10-K.

         (2) Dr. Miller became president and CEO of the Company in October, 1996. Prior to that date Dr. Miller's salary was paid to him as president of Consul-Med.

         The Company has an employment agreement with Mr. Binder providing for his employment as Chairman and Chief Executive Officer of the Company for a term of five years commencing on May 1, 1993 at an annual base salary of $150,000.

         The Company had an employment agreement with Dr. Miller providing for his employment as chief executive officer of Consul-Med, for the period from July 1, 1994 to October 31, 1996, which provided for an annual salary of $75,000 until July 1, 1995 and $150,000 thereafter, plus an annual bonus equal to 5% of the net income of Consul-Med before state and federal taxes.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         The following table sets forth certain information as of January 31, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock, par value $.007 per share, by (I) each person who is known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) all directors and executive officers of the Company as a group. The share amounts reflect a 1-for-7 reverse split effective January 31, 1997.

   Name and Address of                Amount and Nature        Percent of
   Beneficial Owner                 of Beneficial Ownership       Class
   -------------------              -----------------------    ----------
Jeffrey I. Binder                          66,000                   12%
9300 So. Dadeland Blvd.
Miami, FL 33156

Emmanuel Diena                             33,000                    6%
1111 Flint Road, Unit 1
Downsview, Ont. M3J 3C7
Canada

Kenneth A. Rosen, M.D.                      1,428(1)                 *
c/o TelMed, Inc.
9300 So. Dadeland Blvd.
Miami, FL 33156

Alan I. Miller                             0                -
3275 W. Hillsboro Blvd., #207
Deerfield Beach, FL 33442

All directors and executive
officers as a group (5 persons)            100,428          21%




_____________

*Less than 1%.

(1)  Shares subject to currently exercisable options.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In November, 1995, the Company loaned $450,000 to 460617 Ontario Limited (a Canadian corporation), carrying on business as Daniel Medical Laboratories (Daniel Medical), pursuant to a promissory note payable on May 6, 1996 with interest at 10.75% per annum. Daniel Medical is owned by Mr. Emmanuel Diena and members of his family, and the loan was personally guaranteed by Emmanuel Diena and Daniel Diena, his brother. On September 30, 1996, the Company instituted a civil action against Daniel Diena, Emmanuel Diena and 460617 Ontario Limited d/b/a Daniel Laboratories in the Circuit Court for the Eleventh Judicial Circuit, Dade County, Florida seeking payment of the loan (See Item 3, Legal Proceedings).

         During fiscal 1996 Mr. Binder and Dr. Miller loaned funds to Consul-Med. At October 31, 1996 Consul-Med owed $120,000 and $125,000 to Mr. Binder and Dr. Miller, respectively. Mr. Binder's loans, which are payable on demand, bear no interest. The interest rate on $75,000 of the loans from Dr. Miller is 8% per annum and is 15% per annum on $50,000. The 8% loan was extended to February 1998 and the 15% loan is renewable monthly. No interest has been paid on any of these loans. Subsequent to the 1996 fiscal year end, $50,000 was paid to Dr. Miller on the 8% loan, and Mr. Binder's loan was reduced to $100,000.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.

(a)(1)   Financial Statements

                 (i)              Report of Independent Auditors'

                 (ii)             Consolidated Balance Sheets at October 31,
                                  1995 and 1996

                 (iii) Consolidated Statements of Operations for each of the years in the three-year period ended October 31, 1996

                 (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended October 31, 1996

                 (v) Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended October 31, 1996

                 (vi)             Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules

         None.

(3)      Exhibits

                                                                                             Sequential
                                                                                              Page No.
                                                                                              -------
3(a)(I)          -        Restated Certificate of Incorporation and                           (1)
                          Amendment to Certificate of Incorporation.

3(a)(ii)         -        Amendment to Certificate of Incorporation                           _

3(b)             -        By-Laws.                                                            (1)

4(b)(I)          -        Warrant Agreement for Public Warrants                               (2)

4(b)(ii)         -        Warrant Agreement for Private Warrants                              _

10(a)(I)         -        Employment Agreement between Registrant                               (3)
                          and Jeffrey I. Binder.

10(a)(ii)        -        Stock Option Plan of Registrant.                                      (3)

10(a)(iii)       -        Employment Agreement between Consul-Med, Inc.                         (4)
                          and Alan I. Miller.

10(a)(iv)        -        Consulting Agreement between Consul-Med, Inc.                         (4)
                          and Marvin L. Finston.

10(a)(v)         -        Lease Agreement between Consul-Med of South                           (4)
                          Florida, Inc. and HHL Financial Services, Inc.

10(a)(vi)        -        Promissory Notes, dated February 21, 1995 and                         (5)
                          June 21, 1995, of Extreme Technologies, Inc.
                          payable to the Company.

10(a)(vii)       -        Assignment Agreement, dated October 1, 1995,                          (5)
                          between HMA Investments, Inc. and the
                          Company with respect to promissory notes
                          of Extreme Technologies, Inc.

10(a)(viii)      -        Promissory Note dated November 6, 1995 of                             (5)
                          Daniel Laboratories payable to the
                          Company and Guaranty Agreement of Daniel
                          Diena and Emmanuel Diena.

21               -        List of Subsidiaries of Registrant.                                   _

________

(1) Incorporated by reference to the corresponding exhibit in the Company's Registration Statement on Form S-1 (SEC File No. 33-45472).

(2) Incorporated by reference to the corresponding exhibit in the Company's Report on Form 10-K for the fiscal year ended October 31, 1992.

(3) Incorporated by reference to the corresponding exhibit in the Company's Report on Form 10-K for the fiscal year ended October 31, 1993.

(4) Incorporated by reference to the corresponding exhibit in the Company's Report on Form 10-K for the fiscal year ended October 31, 1994.

(5) Incorporated by reference to the corresponding exhibit in the Company's Report on Form 10-K/A for the fiscal year ended October 31, 1995.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended October 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TELMED, INC.


                                          By:    /s/ Jeffrey I. Binder
                                                 ---------------------------
                                                 Jeffrey I. Binder, Chairman
                                                 Dated: February 10, 1997


 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                         Title                                     Date
 ---------                         -----                                     ----
/s/ Alan I. Miller, M.D.          Director,                         February 10, 1997
--------------------------        President & CEO
Alan I. Miller, M.D.



/s/Jeffrey I. Binder              Chairman and Director             February 10, 1997
--------------------------
Jeffrey I. Binder


/s/ Thomas Chaundy                Principal Financial and           February 10, 1997
--------------------------        Accounting Officer
Thomas Chaundy


--------------------------        Director                          February __, 1997
Emmanuel Diena


/s/ Kenneth A. Rosen, M.D.        Director                          February 10, 1997
--------------------------
Kenneth A. Rosen, M.D.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of TelMed, Inc.


We have audited the accompanying consolidated balance sheets of TelMed, Inc. and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, cash flows, and stockholders' equity for the three years ended October 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of ConsulMed, Inc., a wholly owned subsidiary, which statements reflect total assets of $1,018,302 and $996,756 as of October 31, 1996 and 1995, respectively, and total revenues of $4,001,955, $4,500,485 and $3,382,880 for the years ended October 31, 1996, 1995 and 1994, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for ConsulMed, Inc. is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TelMed, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for the three years ended October 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses since inception, including a consolidated net loss of $2,962,860 in fiscal 1996. The Company has also consistently experienced negative cash flow from operations, and its working capital deficiency has been increasing. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The fiscal 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        Schneider Ehrlich & Wengrover LLP
                                      (formerly Schneider Ehrlich
                                      Sosinsky Rodis & Wengrover LLP)


Woodbury, New York
January 24, 1997, except for Note 12a,
as to which the date is January 31, 1997

                      DiRocco, Dombrow & Associates, P.A.
                  Certified Public Accountants and Consultants
                             Belle Terre of Tamarac
                      6610 N. University Drive, Suite 220
                            Tamarac, Florida  33321
                           Telephone: (305) 722-7100
                            Facsimile (305) 722-7407


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Consul-Med, Inc.
Deerfield Beach, Florida

We have audited the accompanying consolidated balance sheet of Consul-Med, Inc. as of October 31, 1996 and the related consolidated statements of operations, stockholder' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consul-Med, Inc. and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered a significant operating loss from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 24, 1997

                      DiRocco, Dombrow & Associates, P.A.
                  Certified Public Accountants and Consultants
                             Belle Terre of Tamarac
                      6610 N. University Drive, Suite 220
                            Tamarac, Florida  33321
                           Telephone: (305) 722-7100
                            Facsimile (305) 722-7407



                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Consul-Med, Inc.
Deerfield Beach, Florida

We have audited the accompanying consolidated balance sheet of Consul-Med, Inc. as of October 31, 1995 and the related consolidated statements of operations, stockholder' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consul-Med, Inc. and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.



January 17, 1996

                      DiRocco, Dombrow & Associates, P.A.
                  Certified Public Accountants and Consultants
                             Belle Terre of Tamarac
                      6610 N. University Drive, Suite 220
                            Tamarac, Florida  33321
                           Telephone: (305) 722-7100
                            Facsimile (305) 722-7407



                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Consul-Med, Inc.
Deerfield Beach, Florida

I have audited the accompanying consolidated balance sheet of Consul-Med, Inc. as of October 31, 1994 and the related consolidated statements of operations, stockholder' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consul-Med, Inc. and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.



January 4, 1995

                                  TELMED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         October 31,
                                                                                   1996               1995
                                                                                   ----               ----
Current Assets
 Cash and cash equivalents                                                     $    44,139        $   493,916
 Accounts receivable, net of allowance for doubtful
    accounts of $213,688 and $62,809, respectively                                 701,254            806,967
 Loan receivable - related party                                                        --            196,500
 Due from affiliates                                                                26,189             49,189
 Prepaid expenses and other current assets                                          28,439            123,906
                                                                               -----------        -----------

    Total current assets                                                           800,021          1,670,478

 Property and equipment - net                                                      140,840             99,166
 Investment in debt securities - available for sale                                109,487            731,900
 Loan receivable - HMA Investments, Inc.                                                --            289,318
 Investment in general partnership                                                      --             29,657
 Goodwill, net of accumulated amortization of
    $26,894 and $50,890, respectively                                               39,249            618,227
 Covenant not to compete, net of accumulated amortization
    of $-0- and $90,000, respectively                                                   --            110,000
 Other assets                                                                      100,060            181,616
                                                                               -----------        -----------
    Total assets                                                               $ 1,189,657        $ 3,730,362
                                                                               ===========        ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Loans payable - related parties                                               $   245,000     $           --
 Accounts payable                                                                  277,263            205,962
 Accrued expenses                                                                  478,583            367,265
 Due to affiliate                                                                    2,100                 --
 Current portion of capital lease obligation                                         9,404                 --
                                                                               -----------      -------------

    Total current liabilities                                                    1,012,350            573,227

Capital lease obligation, less current portion                                      39,356                 --
                                                                               -----------       ------------

    Total liabilities                                                            1,051,706            573,227
                                                                               -----------        -----------

Minority interests                                                                  41,112            102,487
                                                                               -----------        -----------

 Commitments (see Notes)

Stockholders' Equity
 Common stock - par value $.007 per share, 10,000,000 shares
    authorized, 620,000 shares issued and outstanding, as adjusted                   4,340              4,340
 Additional paid-in capital                                                      5,685,016          5,685,016
 Accumulated deficit                                                            (5,677,581)        (2,714,721)
 Unrealized gain on securities available for sale                                   85,064             80,013
                                                                               -----------        -----------

    Total stockholders' equity                                                      96,839          3,054,648
                                                                               -----------        -----------

    Total liabilities and stockholders' equity                                 $ 1,189,657        $ 3,730,362
                                                                               ===========        ===========





                See Notes to Consolidated Financial Statements.

                         TELMED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE PERIODS INDICATED


                                                                          For the years ended
                                                                              October 31,
                                                              1996               1995                1994
                                                              ----               ----                ----
Revenues:

 Service revenues                                        $  2,656,879      $   3,955,654        $  3,353,454
 Rehabilitative therapy revenues                            1,318,766            467,051              16,326
 Management fee income                                             --             12,780              12,914
 Interest and other                                            51,478            142,382              89,311
                                                         ------------      -------------        ------------

    Total revenues                                          4,027,123          4,577,867           3,472,005
                                                         ------------      -------------        ------------

Costs and Expenses:

 Cost of services provided                                  1,936,115          2,205,596           1,943,476
 Cost of rehabilitative therapy revenues                      376,587            169,900
 Research and development costs                                97,006            143,788              93,453
 General and administrative                                 3,449,120          3,048,911           2,328,295
 Write-down of intangible assets                              685,754                 --                  --
 Provision for loan loss                                      450,000                 --                  --
 Unrealized loss on investment                                     --                 --             139,763
 Interest                                                      10,326              1,382               5,945
                                                         ------------      -------------        ------------

    Total expenses                                          7,004,908          5,569,577           4,510,932
                                                         ------------      -------------        ------------

Loss before minority interests                             (2,977,785)          (991,710)         (1,038,927)

Minority interest in income (loss) of
 consolidated entities                                        (14,925)            34,055             (64,661)
                                                         ------------      -------------        ------------

Net loss                                                 $ (2,962,860)     $  (1,025,765)       $   (974,266)
                                                         ============      =============        ============

Per share:

Net loss                                                 $      (4.78)     $       (1.75)       $      (1.80)
                                                         ============      =============        ============

Weighted average shares outstanding                           620,000            585,320             541,205
                                                         ============      =============        ============





                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE PERIODS INDICATED

                                                                          For the years ended
                                                                              October 31,
                                                              1996               1995                1994
                                                              ----               ----                ----
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities:
 Net loss                                                 $(2,962,860)       $(1,025,765)        $  (974,266)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
    Noncash compensation                                           --              7,500                  --
    Loss on asset dispositions                                 24,674            112,682                  --
    Unrealized loss on marketable securities                       --                 --             137,982
    Depreciation and amortization                              89,990            144,974              93,894
    Provision for loan loss                                   450,000                 --                  --
    Write-down of intangible assets                           685,754                 --                  --
    Decrease (Increase) in accounts receivable                105,713           (299,053)            (92,642)
    Increase (Decrease) in minority interest                  (14,925)            34,055             (64,661)
    (Increase) decrease in prepaid expenses
      and other current assets                                 95,467             70,187             (14,251)
    Increase (decrease) in accrued expenses                   111,318             96,092             129,195
    Increase in accounts payable                               71,301            114,823              33,940
                                                          -----------        -----------         -----------

Net cash used in operating activities                      (1,343,568)          (744,505)           (750,809)
                                                          -----------        -----------         -----------

Cash flows from investing activities:

 Decrease in available-for-sale investments                   622,413             34,400             175,412
 Acquisition of equipment                                     (94,067)           (50,438)            (21,411)
 Increase in other assets                                      27,560            (79,119)            (30,299)
 Contribution to general partnership                               --               (300)                 --
 Distribution from general partnership                             --                 --               4,143
 Decrease in general partnership interest                      29,657                 --                  --
                                                          -----------        -----------         -----------

Net cash provided by (used in) investing activities           585,563            (95,457)            127,845
                                                          -----------        -----------         -----------

Cash flows from financing activities:
 Loan receivable - HMA Investments, Inc.                           --           (364,318)                 --
 Payment of loan receivable - HMA
  Investments, Inc.                                           289,318             75,000                  --
 Loan receivable - 460617 Ontario Ltd.                       (450,000)                --                  --
 Loan receivable - related party                              196,500           (196,500)                 --
 Increase (decrease) in due to affiliates                      25,100            (40,750)            (10,539)
 Proceeds from loans payable - related parties                325,000                 --                  --
 Repayment of loans payable - related parties                 (80,000)                --                  --
 Payment of long-term debt                                         --            (43,269)            (68,518)
 Due to minority interests                                    (46,450)            (1,797)             60,009
 Increase in capital lease obligation                          48,760                 --                  --
 Proceeds from issuance of securities                              --          1,050,332                  --
                                                          -----------        -----------         -----------

Net cash provided by (used in) financing activities           308,228            478,698             (19,048)
                                                          -----------        -----------         -----------

Increase in cash and cash equivalents                        (449,777)          (361,264)           (642,012)
Balance at beginning of period                                493,916            855,180           1,453,604
                                                          -----------        -----------         -----------

Balance at end of period                                  $    44,139        $   493,916         $   811,592
                                                          ===========        ===========         ===========





                See Notes to Consolidated Financial Statements.

                         TELMED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            For the period from November 1, 1993 to October 31, 1996



                                                                        Additional                    Unrealized gain
                                                      Common Stock       Paid-In      Accumulated      on Securities
                                                   Shares      Amount    Capital        Deficit      Available for Sale     Total
                                                   ------      ------    -------        -------      ------------------     -----
Balances, November 1, 1993                         538,984    $ 3,773   $4,544,392   $   (714,690)       $     --        $3,833,475

Shares attributable to Loyalty Units issued          1,980         14          (14)            --              --               --

Shares issued under consulting agreements            1,286          9       60,741             --              --            60,750

Shares issued for purchase of minority interests       786          5       22,270             --              --            22,275

Net loss for the year                                   --         --           --       (974,266)             --          (974,266)
                                                   -------    -------   ----------   ------------        --------      ------------

Balances, October 31, 1994                         543,036      3,801    4,627,389     (1,688,956)             --         2,942,234

Shares granted to employee                           1,428         10        7,490             --              --             7,500

Private placement of common stock                   75,536        529    1,050,137             --              --         1,050,666

Net loss for the year                                   --         --           --     (1,025,765)             --        (1,025,765)

Unrealized gain on securities available for sale        --         --           --             --          80,013            80,013
                                                   -------    -------   ----------   ------------        --------      ------------

Balances, October 31, 1995                         620,000      4,340    5,685,016     (2,714,721)         80,013         3,054,648

Unrealized gain on securities available for sale        --         --           --             --           5,051             5,051

Net loss for the year                                   --         --           --     (2,962,860)             --        (2,962,860)
                                                   -------    -------   ----------   ------------        --------      ------------

Balances, October 31, 1996                         620,000    $ 4,340   $5,685,016   $ (5,677,581)       $ 85,064      $     96,839
                                                   =======    =======   ==========   ============        ========      ============





                See Notes to Consolidated Financial Statements.

                        TELMED, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              OCTOBER 31, 1996


NOTE 1 -         DESCRIPTION OF BUSINESS AND FINANCIAL DIFFICULTIES

         TelMed, Inc. (the "Company") was incorporated on June 24, 1991 under the laws of the State of Delaware. The Company is currently seeking regulatory approval to market a portable fetal monitor for use by women with high risk pregnancies. During fiscal 1996, the Company began in-home clinical (Phase II) tests of the monitor, and expects to complete Phase II testing during fiscal 1997. Thereafter, the Company will seek approval from the U.S. Food and Drug Administration ("FDA") to market the device. There can be no assurance that Phase II clinical testing will be successfully completed or that the FDA will grant its approval based on the Company's clinical studies.

         In August 1993, the Company acquired all of the outstanding Common Stock of ConsulMed, Inc. ("ConsulMed"). ConsulMed provides in-home nursing care and rehabilitative therapy for private pay and Medicare patients located within the State of Florida. ConsulMed has expanded its operations to provide rehabilitative therapy, primarily to Medicare patients, through its comprehensive out-patient rehabilitation facilities ("CORFs"). ConsulMed has established two CORFs in Florida, one of which was sold subsequent to year-end. ConsulMed also offers management support services to assist independent owners in the establishment and operation of CORFs.

         The Company has incurred consolidated net losses of approximately $2,962,000, $1,025,000 and $974,000 for the years ended October 31,
         1996, 1995 and 1994, respectively. The Company has an accumulated deficit of approximately $5,677,000 and negative working capital of approximately $212,000 at October 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of the aforementioned uncertainty. Management anticipates that TelMed will not be prepared to generate revenues through at least the end of fiscal 1997, and that ConsulMed will require additional funds for operations at least through the first half of fiscal 1997. Management's plans regarding these matters include i) implementing a cost-cutting program to reduce overhead expenses, ii) using available accounts receivable financing and related party loans for operating capital, and iii) selling business assets. There is no assurance that such efforts will be successful.

NOTE 2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation


         The Company's policy is to consolidate with entities over which it has operational and financial control, including those entities in which it does not own a majority interest. These financial statements include the accounts of the Company's wholly-owned subsidiaries, ConsulMed, Consul-Med of South Florida, Inc., ConsulMed of Jacksonville, Inc., Jacksonville Home Care, Inc. and Direct Health Care, L.C.; Quality Life Care Associates, A.J.V., a joint venture 50%-owned by ConsulMed; Quality Life Care Associates of Jacksonville, Ltd. (QLCA-Jax), and Quality Life Care Associates of Dade (QLCA-Dade), limited partnerships in which ConsulMed holds a 50% general partnership interest. The Company's other general partnership investment, which was sold during the year, has been accounted for under the cost method. All intercompany accounts and transactions have been eliminated in consolidation.

         Certain reclassifications have been made to amounts previously reported for fiscal 1995 and 1994 to conform with the fiscal 1996 presentation.

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

                        TELMED, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              OCTOBER 31, 1996


         Bad Debts

         The Company's policy is to provide an allowance for all uncollectible accounts. The allowance is based on prior year's experience and management's analysis of possible bad debts. Bad debt expense was $194,530, $51,174 and $12,020 for the years ended October 31, 1996,
         1995 and 1994, respectively.

         Loss per Share


         Loss per share is based on the weighted average number of shares
         outstanding during the period.   All share and per share information
         has been retroactively adjusted for the reverse 7:1 stock split effected in January 1997 (see Note 12).

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

         Long-lived assets

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, including goodwill and intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

         Recent Accounting Pronouncement


         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, and requires that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make proforma disclosures of such costs in a footnote to the financial statements. The Company has elected to continue to use the intrinsic value-based method of APB Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. The adoption of SFAS No. 123 did not have a material effect on the Company's financial position or results of operations.

NOTE 3 -         ACQUISITION

         During fiscal 1994, the Company issued 786 shares of its Common Stock to purchase the remaining 50% interest in Quality Life Care Associates
         (QLCA), a general partnership. The partnership was then dissolved and the operations and accounts of QLCA were transferred to ConsulMed.
         The total consideration was $22,275 in Company share value plus assumed liabilities

                        TELMED, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              OCTOBER 31, 1996


         of approximately $44,000. In connection with the acquisition, the Company issued an additional 1,286 shares of its Common Stock to the various individual stockholders of the acquired entities for consulting services to be rendered to the Company over a one-year period. The shares have been valued at $60,750.

         The transaction described above has been accounted for as a purchase and, accordingly, the net assets or net liabilities and results of operations of the acquired entity has been included in the Company's consolidated financial statements commencing on the date of acquisition. The acquisition would not have had a material impact on the Company's financial position or result of operations had the purchase been effected as of the beginning of fiscal 1994 on a proforma basis.

NOTE 4 -         COMMITMENTS

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

         Effective June 30, 1994, the president of ConsulMed resigned by mutual agreement and his employment contract terminated. Also as of that date, the other selling shareholder of ConsulMed became president and entered into a new employment agreement. The agreement provides for a salary of $75,000 through December 31, 1994, and $150,000 per annum through October 31, 1996. This agreement was not renewed at expiration; the officer continues to be employed by the Company.

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

         The Company's former president, who resigned during fiscal 1993, had been serving as a consultant to the Company on a month-to-month basis at the rate of $60,000 per year. This arrangement was terminated in December 1995.

         Operating Leases

         The Company is committed to leases for office space at various locations in Florida. Future minimum rentals on these leases as of October 31, 1996 are as follows:

                        October 31,
                        ----------
                           1997                                                                  $241,996
                           1998                                                                   234,677
                           1999                                                                    68,371
                           2000                                                                     9,922
                                                                                                 --------
                                                                                                 $554,966
                                                                                                 ========

         Rent expense was $218,267, $125,432 and $12,106 for fiscal 1996,
         1995 and 1994, respectively.

NOTE 5 -      LOAN RECEIVABLE - HMA INVESTMENTS, INC.

         During fiscal 1995, the Company loaned a total of $350,000 to Extreme Technologies, Inc. ("Extreme"), a publicly traded Canadian corporation which the Company at the time was negotiating to acquire. The Company subsequently discontinued its efforts to acquire Extreme. The first loan, evidenced by a 10% Senior Promissory Note of $100,000

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1996


              was scheduled to mature on April 21, 1995. The second loan, evidenced by a $250,000 note was scheduled to mature on September 19, 1995. The loans were secured by the pledge of 6,550,000 restricted shares of Extreme common stock and 1,028,415 free trading shares of Extreme common stock owned by principal shareholders and officers of Extreme.

              In October 1995, in consideration of a payment of $75,000 and the issuance of a 10% Purchase Promissory Note in the amount of $289,318, the Company assigned the Extreme Notes to HMA Investments Inc. ("HMA"), a privately held investment company. The HMA note was initially payable in six bi-weekly installments of $48,841 from November 14, 1995 through January 23, 1996. The Company subsequently extended the maturity of the entire note balance to March 31, 1996. The loan was paid in full in April 1996.

NOTE 6 -      OTHER ASSETS

              In December 1994, the Company entered into an agreement with Advanced Medical Systems, Inc. (AMS) pursuant to which the Company agreed to purchase all of AMS' rights to a fetal heart rate and uterine contraction monitor, and to employ AMS as its exclusive manufacturer of the monitor. AMS will retain the right to continue selling its earlier model of the monitor in France and Israel. The Company paid AMS $100,000 upon execution of the agreement, and is obligated to pay an additional sum of $100,000 when market approval is obtained from the FDA. This latter payment will be applied as a credit against purchases of monitor units from AMS. The agreement also requires the Company to pay to AMS a royalty equal to 5% of the gross revenues collected by the Company from the sale, lease or rental of the monitor. The payment for marketing rights is included in Other Assets in the 1995 balance sheet at its original $100,000 amount; the asset was written down to $50,000 in 1996 in light of delays in the approval process and uncertainties regarding the market potential for the monitor.

NOTE 7 -      PROPERTY AND EQUIPMENT

              Property and equipment consist of the following:


                                                                                      October 31,
                                                                               1996                1995
                                                                               ----                ----
              Capital lease equipment                                       $ 44,885           $     --

              Office equipment                                               174,738            126,595
              Medical equipment                                                   --             19,894
              Leasehold improvements                                          17,077             28,698
                                                                            --------           --------
                                                                             236,700            175,187
              Less:  Accumulated depreciation and amortization                95,860             76,021
                                                                            --------           --------
                                                                            $140,840           $ 99,166
                                                                            ========           ========

              Depreciation expense was $46,822, $47,591 and $35,764 for the years ended October 31, 1996, 1995 and 1994, respectively.

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1996


NOTE 8 -      INVESTMENT IN MARKETABLE DEBT SECURITIES


                                                                       October 31,
                                                        1996                             1995
                                                        ----                             ----
                                                 Cost          Market           Cost            Market
                                                 ----          ------           ----            -------
              U.S. government agency
              collateralized mortgage
              obligation (CMO), 5.75%,
              contractual maturity
              August 2003                        $194,551        $109,487       $591,104         $531,356

              U.S. Treasury Bill, 5.27%,
              due December 7, 1995                     --              --        200,544          200,544
                                                 --------        --------       --------         --------
                                                 $194,551        $109,487       $791,648         $731,900
                                                 ========        ========       ========         ========

              The Company reported an unrealized loss on the CMO of $137,982 in its Statement of Operations for fiscal 1994. As of October 31, 1996, the investment had recovered $85,064 in value, which the Company has reflected as a credit directly to stockholders' equity.

NOTE 9 -      ACCRUED EXPENSES

              Accrued expenses consist of the following:

                                                                                        October 31,
                                                                                  1996             1995
                                                                                  ----             ----
              Accrued insurance                                                 $148,980         $  3,587
              Accrued payroll and payroll taxes                                  190,347          252,592
              Other                                                              139,256          111,086
                                                                                --------         --------
                                                                                $478,583         $367,265
                                                                                ========         ========

NOTE 10 -     CAPITAL LEASE OBLIGATION

              The Company has entered into a lease for medical equipment which qualifies for capitalization under applicable accounting rules. The following is a schedule of future minimum lease payments required under the capital lease, together with its present value as of October 31, 1996:

                  Year ending October 31,
                  ----------------------
                           1997                                                                   $14,917
                           1998                                                                    14,917
                           1999                                                                    14,917
                           2000                                                                    14,917
                           2001                                                                     9,943
                                                                                                  -------
                                                                                                   69,611
              Less amount representing interest                                                    20,851
                                                                                                  -------
              Present value of net minimum lease payments                                         $48,760
                                                                                                  =======

NOTE 11 -     FAIR VALUE OF FINANCIAL INSTRUMENTS

              Effective December 31, 1995, the Company adopted SFAS 107, which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed therein are not necessarily representative of the amount that could be realized or settled,

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1996


              nor does the fair value amount consider the tax consequences of realization or settlement. The fair value of the Company's capital lease obligation is based on current rates at which the Company could borrow funds with similar remaining maturities.

NOTE 12 -     STOCKHOLDERS' EQUITY

a)            Recapitalization

              In December 1996, the Company's board of directors ratified, subject to stockholder approval, a 1-for-7 reverse stock split of the Company's Common Stock, an increase in par value to $.007 per share, and a change in the number of authorized shares from 20,000,000 to 10,000,000. The Company's stockholders approved the recapitalization on January 31, 1997.

b)            Warrants

              In connection with its public offering of units in August 1992, the Company issued 71,429 Common Stock Purchase Warrants. Each Warrant entitles the holder to purchase one share of Common Stock for a period of five years through August 20, 1997 at a price of $28.00 per share. An additional 28,571 warrants were issued prior to the Company's public offering are also outstanding. These warrants have the same terms as the public warrants.

c)            Private Placement

              During fiscal 1995 the Company raised net proceeds of $1,050,666 from the private sale of 264,375 Units at $4.00 per Unit. Each Unit consists of two shares of Common Stock and one Warrant to purchase one share of Common Stock for $3.00 per share during the five-year period ending March 22, 2000. The offering expired on November 15, 1995.

              As adjusted for the reverse stock split, the number of shares issued in this offering totaled 75,536. The number of warrants issued and the warrant exercise price remain at 264,375 and $3.00, respectively, due to anti-dilution provisions.

d)            Stock Grant

              In July 1995, the Company sold 1,429 unregistered shares of its Common Stock to an officer for par value ($.007 per share). The difference between the value of the shares and the consideration paid, which amounted to $7,490, was charged to operations during the year.

NOTE 13 -     STOCK OPTION PLAN

              The Company has reserved 71,429 shares of Common Stock for
              issuance under its stock option  plan  (the "Plan").    The  Plan
              provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 100% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of non-statutory stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Thereafter, options may be exercised as determined by the Board of Directors, with maximum terms of ten and five years, respectively, for ISOs issued to employees who are less than 10% stockholders and employees who are 10% stockholders. The Plan will terminate in 2002.

              In fiscal 1995, the Company granted one of its officers an option to purchase up to 4,286 shares of the Company's Common Stock for $.007 per share, subject to certain vesting requirements. The option expired in November 1995 when the officer left the Company. No other options have been issued to date.

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1996



NOTE 14 -     INCOME TAXES

              As of October 31, 1996, the Company has a federal net operating loss carryforward for tax purposes of approximately $4,100,000, expiring from 2006 through 2011. The carryforwards are subject to limitations on the amount that can be utilized by the Company in a year due to change of ownership rules as defined by applicable federal tax statutes. As of October 31, 1996, the Company has not recognized the potential future tax benefits of any net operating loss carryforwards.

NOTE 15 -     MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

              During fiscal 1996, two customers accounted for 25% and 25%, respectively, of the Company's service revenues. During fiscal 1995, three customers accounted for 49%, 16% and 16%, respectively of the Company's service revenues. During fiscal 1994, three customers accounted for 22%, 20% and 12%, respectively, of the Company's service revenues.

              All of the Company's business activity is with customers located within the State of Florida. The Company grants credit to its customers who are comprised principally of large Medicare-certified home health agencies. The Company's CORF facilities file claims for cost reimbursement directly with Medicare. Failure to adhere to strict filing standards could produce significant credit losses as a result of claim rejections or adjustments.

NOTE 16 -     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                               October 31,
                                                                  1996             1995             1994
                                                                  ----             ----             ----
              Interest paid                                     $4,105          $ 1,382           $ 5,945
                                                                ======          =======           =======

              Acquisition of minority interest:
                Net liabilities assumed                                                           $43,868
                Common Stock issued                                                                22,275
                                                                                                  -------
                                                                $   --          $    --           $66,143
                                                                ======          =======           =======

              Common Stock issued pursuant to
                stock grants and consulting agreements          $   --          $ 7,500           $60,750
                                                                ======          =======           =======

NOTE 17 -     IMPAIRMENT OF ASSETS

              After evaluating the recoverability of goodwill and a non-compete agreement relating to the nurse staffing operation purchased in the acquisition of ConsulMed, the Company has recorded an impairment loss of $635,754 in its 1996 Statement of Operations. The Company has also reserved $50,000 against its $100,000 payment to AMS for rights to market the portable fetal monitor.

NOTE 18 -     TRANSACTIONS WITH RELATED PARTIES

              Loan receivable - 460617 Ontario Ltd.

              In November 1995, the Company's Board of Directors approved a $450,000 loan to 460617 Ontario Ltd., a Canadian corporation controlled by a member of the Company's board. The loan was due in May 1996, bearing interest at the rate of 10.75% per annum, and is guaranteed by the board member and his brother, who is also a stockholder of the borrower. The borrower subsequently defaulted on the loan, whereupon the Company, on September 30, 1996, instituted a collection action against the borrower and its guarantors in the Circuit court for the Eleventh Judicial Court, Dade County, Florida. The defendants have since filed a counterclaim alleging fraudulent inducement, and seek unspecified damages in excess of $15,000. The Company is pursuing its claims against the defendants in court and

                         TELMED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996


              believes it has meritorious defenses to the counterclaim. In light of the uncertainty of collection, however, the Company has provided a reserve of $450,000 in its fiscal 1996 Statement of Operations.

              Loan receivable - related party

              The Loan receivable - related party represents non-interest bearing advances to an individual who is related to one of the Company's directors and who is also a stockholder in 460617 Ontario Ltd. The advances were repaid in June 1996. During the fourth quarter of fiscal 1995, the Company advanced an additional $100,000 to this individual, which amount was repaid in October 1995.

              Officer loans

              During fiscal 1996, two officers of the Company made various cash advances to the Company for working capital. As of October 31, 1996, the Company owed a total of $120,000 to its Chairman. This amount is unsecured and non-interest bearing, and was subsequently repaid. An additional advance of $30,000 was repaid during the year. The Company also owed $125,000 to its President at year-end. This amount is evidenced by notes bearing interest at the rate of 8% per annum with respect to $75,000, and 15% per annum with respect to $50,000. The 8% notes were subsequently extended to February 1998; the 15% note is renewed on a month-to-month basis. An additional note in the amount of $50,000 was repaid during the year.

NOTE 19 -     RESTATEMENT

              The Company has restated its financial statements for the year ended October 31, 1995 to correct the misclassification of a loan to a related party in the amount of $196,500. The loan was previously recorded as research and development expenditures, of which $118,000 was expensed and $78,500 recorded as Capitalized software costs. In addition, the Company has reclassified a $100,000 payment for financial consulting services from research and development costs to general and administrative expenses.
              The effect of these restatements was to decrease the 1995 net loss and net loss per share by $118,000 and $.21, respectively. The effect on the Company's Consolidated Balance Sheet was to increase current assets by $196,500, decrease Capitalized software costs by $78,500, and increase Stockholders' equity by $118,000.

NOTE 20 -     SUBSEQUENT EVENTS

              Factoring agreement

              In November 1996, ConsulMed entered into a financing agreement with a commercial lender to factor its receivables. The factor will purchase on a recourse basis eligible receivables, as defined, at 75% of face value, subject to maximum availability of $250,000. The 25% reserve will be used as security for uncollected receivables, and to pay a purchase discount assessed at the rate of 1.333% per month on uncollected balances. Any purchased account aged more than ninety days from date of
              purchase will be charged back to the Company.   The Company may
              terminate the agreement after one-year upon 30 days written notice; the factor may terminate the agreement at any time. The Company has granted the factor a security interest in certain other assets as additional security for the collection of purchased receivables.

              CORF sale

              In January 1997, ConsulMed entered into an agreement to sell its Delray Beach CORF facility. The purchase price was $500,000 in cash, with an additional $250,000 payable in up to three installments if the CORF meets specified revenue targets by January 31, 1999. The purchaser is a subsidiary of an entity in which the Company's chairman is an officer and stockholder. In the opinion of management, the contract price reflects the fair market value of the assets purchased. The Company's chairman abstained from the board of directors' vote approving the transaction.

                        TELMED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1996



              Management agreements

              Subsequent to year-end, ConsulMed entered into agreements to provide management services to four CORF facilities, including the recently sold Delray Beach CORF. Under the contracts, ConsulMed will assume management of each facility for a fee equal to 15% of the CORF's monthly reimbursement receipts. With respect to three of the agreements, ConsulMed will also receive fees to complete the CORFs' Medicare certifications.

              Officer loan

              In December 1996, the Company's chairman advanced an additional $100,000 to the Company for working capital. The funds are non-interest bearing, unsecured and payable on demand.