Form 10-Q
period 1997-01-31
TELMED INC
filed 1997-05-07
CIK 883719

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   January 31, 1997
                               --------------------

                                       OR

   X     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----   SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               -----------------     ---------------------

Commission file number            0-20438
                       ---------------------------------------------------

                                 TELMED, INC.
   -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                           65-0273037
------------------------------                         -------------------
(State or other jurisdiction                          (IRS Employer
 of incorporation)                                 Identification No.)

9350 South Dixie Highway, Suite 1220, Miami, Florida      33156
------------------------------------------------------  ----------
(Address of principal executive offices)                (Zip Code)

Registrant's tel. number, including area code   (305) 670-9773
                                              --------------------

---------------------------------------------------------------------
(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X       NO
   -----       -----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES          NO
   -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of
Common Stock, as of the latest practicable date.   As of January 31, 1996,
there were outstanding 4,340,000 shares of Common Stock, par value $.001 per share.

Page 1 of 19 pages.  Exhibit index at page 17.

                                   I N D E X

PART I FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
         Item 1.  Financial Statements

                  Balance Sheets as of January 31, 1997 and
                  October 31, 1996                                                       3

                  Statements of Operations for the three months ended
                  January 31, 1997 and
                  January 31, 1996                                                       4


                  Statements of Cash Flows for the three months ended
                  January 31, 1997 and
                  January 31, 1996                                                       5



                  Notes to Financial Statements                                        6 - 7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        8 - 9




PART II OTHER INFORMATION                                                              10

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K


                         TELMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET





                                    ASSETS

                                                                                   JANUARY 31,          OCTOBER 31,
                                                                                      1997                 1996
                                                                                 ------------          ------------
Current Assets
  Cash and Cash Equivalents                                                      $    195,667          $     44,139
  Accounts Receivable, Net of Allowance for
    Doubtful Accounts of $230,486 and $213,688                                        570,444               701,254
  Due From Affiliates                                                                  26,189                26,189
  Prepaid Expenses and Other Current Assets                                            44,794                28,439
                                                                                 ------------          ------------
      Total Current Assets                                                            837,094               800,021

Property and Equipment - Net                                                          121,444               140,840
Investment in Debt Securities - Available For Sale                                     17,325               109,487
Goodwill, Net of Accumulated Amortization
   of $30,200 and $26,894                                                              35,943                39,249
Other Assets                                                                           84,676               100,060
                                                                                 ------------          ------------
     Total Assets                                                                $  1,096,482          $  1,189,657
                                                                                 ============          ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Loans Payable - Related Parties                                                $    225,000          $    245,000
  Accounts Payable                                                                    217,400               277,263
  Accrued Expenses                                                                    363,216               478,583
  Due to Affiliate                                                                     15,000                 2,100
  Current Portion of Capital Lease Obligation                                           9,404                 9,404
                                                                                 ------------          ------------

      Total Current Liabilities                                                       830,020             1,012,350

Capital Lease Obligation, Less Current Portion                                         37,005                39,356
                                                                                 ------------          ------------

      Total Liabilities                                                               867,025             1,051,706

Minority Interests                                                                     19,005                41,112
                                                                                 ------------          ------------

Commitments (See Notes)

Stockholders' Equity
  Common Stock - Par Value $.001 Per Share,
    20,000,000 Shares Authorized, 4,340,000
    Shares Issued and Outstanding                                                       4,340                 4,340
  Additional Paid-In Capital                                                        5,685,016             5,685,016
  Accumulated Deficit                                                              (5,566,795)           (5,677,581)
  Unrealized Gain In Investment in Securities                                          87,891                85,064
                                                                                 ------------          ------------

      Total Stockholders' Equity                                                      210,452                96,839
                                                                                 ------------          ------------
      Total Liabilities and Stockholders'
        Equity                                                                   $  1,096,482          $  1,189,657
                                                                                 ============          ============





                       SEE NOTES TO FINANCIAL STATEMENTS

                         TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS





                                                                                               THREE MONTHS ENDED
                                                                                               ------------------
                                                                                        JANUARY 31,         JANUARY 31,
                                                                                           1997                1996
                                                                                        -----------         -----------

Revenues
  Service Revenues                                                                      $   935,144         $ 1,165,571
  Interest and  Other                                                                         1,723              20,457
                                                                                        -----------         -----------
    Total Revenues                                                                          936,867           1,186,028
                                                                                        -----------         -----------

Costs and Expenses
  Cost of Services Provided                                                                 412,021             513,546
  General and Administrative                                                                891,953             752,899
                                                                                        -----------         -----------
    Total Expenses                                                                        1,303,974           1,266,445
                                                                                        -----------         -----------

  Loss Before Minority Interests and
    Sale of CORF                                                                         (  367,107)         (   80,417)

Minority Interests In
  Consolidated Entities                                                                  (   22,107)         (   11,733)

Sale of CORF                                                                                500,000                 -
                                                                                        -----------         -----------

Net Loss                                                                                $   110,786         $(   92,150)
                                                                                        ===========         ===========
Per Share
  Net Loss                                                                              $       .18         $(      .15)
                                                                                        ===========         ===========
Weighted Average Shares
  Outstanding                                                                               620,000             620,000
                                                                                        ===========         ===========



                       SEE NOTES TO FINANCIAL STATEMENTS

                         TELMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                               THREE MONTHS        THREE MONTHS
                                                                                   ENDED               ENDED
                                                                                JANUARY 31,        JANUARY 31,
                                                                                   1996                1997
                                                                                -------------      -------------
 (Decrease) in Cash and Equivalents:
 Cash Flows From Operating Activities:
 Net Loss                                                                       $     110,786       $ (   92,150)
 Adjustments To Reconcile Net Loss
   To Net Cash Used In Operating
   Activities:
     Unrealized Gain on Marketable Securities                                           2,827             13,516
     Depreciation and Amortization                                                     20,485             22,808
     (Increase) Decrease In Accounts Receivable                                       130,810         (  128,063)
     (Increase) In Due From Affiliates                                                  -             (   21,350)
     Increase Decrease In Minority Interest                                        (   22,107)            11,731
     (Increase) Decrease In Prepaid Expenses and
       Other Current Assets                                                        (   16,355)        (   18,476)
     (Decrease) Increase In Accounts Payable
       and Accrued Expenses                                                        (  175,230)            71,977
                                                                                -------------      -------------

 Net Cash Used In Operating Activities                                                 51,216         (  140,007)
                                                                                -------------      -------------

Cash Flows From Investing Activities:
  Decrease In Available For Sale Investments                                           92,162            223,628
  (Acquisition) Disposition Of Equipment                                                2,217         (    8,080)
  Decrease In Other Assets                                                             15,384             56,491
  Sale of Investment In General Partnership                                              -                29,357
  Investment In Institute of Health and Healing                                          -            (   28,292)
                                                                                -------------      -------------
Net Cash Provided By Investing
  Activities                                                                          109,763            273,104
                                                                                -------------      -------------
Cash Flows From Financing Activities:
  Loan from Affiliate                                                                  12,900               -
  Loan Receivable - 46061 Ontario Ltd.                                                 -              (  450,000)
  Repayment of Loans from Related Parties                                          (   20,000)              -
  Decrease in Capital Lease Obligation                                             (    2,351)              -
                                                                                -------------      -------------

Net Cash Used In Financing Activities                                              (    9,451)              -
                                                                                -------------      -------------
Increase (Decrease) In Cash and
  Cash Equivalents                                                                    151,528         (  316,903)

Balance At Beginning Of Period                                                         44,139            493,916
                                                                                -------------      -------------

Balance At End Of Period                                                        $     195,667      $     177,013
                                                                                =============      =============





                       SEE NOTES TO FINANCIAL STATEMENTS

                         TELMED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997



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

         In August 1993, the Company acquired all of the outstanding Common Stock of ConsulMed, Inc. ("ConsulMed"). ConsulMed provides in-home nursing care and rehabilitative therapy for private pay and Medicare patients located within the State of Florida. ConsulMed expanded its operations to provide rehabilitative therapy, primarily to Medicare patients, through its comprehensive out-patient rehabilitation facilities ("CORFs"). ConsulMed has established two CORFs in Florida, one of which was sold subsequent to year-end. ConsulMed also offers management support services to assist independent owners in the establishment and operation of CORFs.

         The Company has incurred consolidated net losses of approximately $2,962,000, $1,025,000 and $974,000 for the years ended October 31,
         1996, 1995 and 1994, respectively. The Company had an accumulated deficit of approximately $5,677,000 and negative working capital of approximately $212,000 at October 31, 1996. These factors raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of the aforementioned uncertainly. Management anticipates that TelMed's field monitor will not generate revenues through at least the end of fiscal 1997, and that ConsulMed will require additional funds for operations at least through the first half of fiscal 1997.

         Management's plans regarding these matters include i) implementing a cost-cutting program to reduce overhead expenses, ii) using available accounts receivable financing and related party loans for operating capital, and iii) selling business assets. There is no assurance that such efforts will be successful.

NOTE 2 - MANAGEMENT REPRESENTATION

         The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at January 31, 1997 and 1996.

         These financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended October 31, 1996.

         The results reflected for the three months period ended January 31, 1997 are not necessarily indicative of the results for the entire fiscal year to end on October 31, 1997.

                         TELMED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997




NOTE 3 - STOCKHOLDERS' EQUITY

         In December, 1996 the Company's Board of Directors ratified, subject to stockholder approval, a 1-for-7 reverse split of the Company's Common Stock, an increase in par value to $.007 per share, and a change in the number of authorized shares from 20,000,000 to 10,000,000. The Company's stockholders approved the recapitalization on January 31, 1997.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Three Months Ended January 31, 1997 compared to Three Months Ended January 31, 1996

ConsulMed contributed all of the operating revenue of the Company during the three months ended January 31, 1997 and 1996. Service revenues of decreased 20% from $1,165,571 for the first three months of fiscal 1996, to $935,144 for the first three months of fiscal 1997. Service revenues represent income from in-home nursing care services provided. Cost of service provided of $412,021 and $513,546 consists primarily of payroll and related costs. With the expansion of managed care, especially in the South Florida area, the opportunities to provide third party nursing services greatly diminished in that managed care providers provided such services through wholly owned subsidiaries or through contract with national service companies. This trend is expected to continue, resulting in increased pressure on the Company's ability to generate revenue from in-home nursing care.

General and administrative costs increased 18% from $752,730 to $891,953 during the first three months of fiscal year-end 1997. These costs consist of operating expenses incurred by ConsulMed of $729,074 and $595,075 in quarter end January 31, 1997 and 1996 respectively, as well as officer salary, professional fees and general overhead expenses incurred by the parent company of $162,879 and $157,655.

ConsulMed recorded a loss from operations of $240,000 for the first quarter of fiscal year 1997. This compares with a profit of just under $60,000 for the three months ended January 31, 1996.

Liquidity and Capital Resources

The Company experienced significant cash flow problems during fiscal year 1996. These difficulties continued into the first quarter of fiscal year 1997. Although during fiscal 1996, the Company adopted certain cost reductions in general and administrative expenses with respect to administrative staff, this was offset by increased expenses associated with the establishment of Comprehensive Outpatient Rehabilitative Facility ("CORF") and the development of the pulmonary program. The Company funded Consul-Med's operating deficit and the continued expenses associated with testing the fetal monitor, through the utilization of remaining cash and loans from related parties. In addition, subsequent to year-end, the Company began factoring accounts receivable. In the first quarter of fiscal 1997, the Company sold one of its CORF facilities for $500,000 and retained a management contract.

The Company continues to revise its operating budget, evaluate the profitability of the various operating departments, and reduce administrative costs and personnel in order to preserve existing cash and anticipated cash flow.

The ability of the Company to continue as a going concern in dependent on the Company's ability to generate cash flow and return to profitable operations, or obtain suitable financing from third parties. No assurances can be given, however, that these goals can be accomplished.

The Company has no current commitments for capital expenditures.

Forward Looking Statements

From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, usage and development activities and some other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations expressed by the Company's forward looking statements. The risks and uncertainties that may effect the operations, performance, development and results of business, include but are not limited to, the following:

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

                           PART II OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.


(a)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K for the quarter for which this report was filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TELMED, INC.

Date:  March 13, 1997                     /s/ ALAN I. MILLER, M.D.
                                          --------------------------------
                                          Alan I. Miller, M.D., President



Date:  March 13, 1997                     /s/ JEFFREY I. BINDER
                                          --------------------------------
                                          Jeffrey I. Binder, Chairman



Date:  March 13, 1997                     /s/ SYED NAQVI
                                          --------------------------------
                                          Syed Naqvi, Principal
                                            Financial Officer