Form 10-Q
period 1997-04-30
TELMED INC
filed 1997-06-16
CIK 883719

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended   April 30, 1997
                               ------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number   0-20438
                       -----------

                                 TELMED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                65-0273037
-----------------------------                                -------------------
(State or other jurisdiction                                    (IRS Employer
    of incorporation)                                        Identification No.)

9350 South Dixie Highway, Suite 1220, Miami, Florida                    33156
-----------------------------------------------------                 ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's tel. number, including area code (305) 670-9773
                                              --------------

        -------------------------------------------------------------
        (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X       NO
                                               ---         ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES          NO
                           ---         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of
Common Stock,  as of the latest practicable date.   As of April 30, 1997, there
were outstanding 620,000 shares of Common Stock, par value $.007 per share.

Page 1 of 11 pages.  Exhibit index at page 9.

                                  TELMED, INC.

                          PART I FINANCIAL INFORMATION





                                   I N D E X

                                                                          Page
                                                                          ----
Item 1. Financial Statements

        Consolidated Balance Sheets as of April 30,
        1997 and October 31, 1996                                           3

        Consolidated Statements of Operations for
        the three and six months ended April 30,
        1997 and April 30, 1996.                                            4

        Consolidated Statements of Cash Flows for
        the six months ended April 30, 1997 and
        April 30, 1996.                                                     5


        Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                        7 - 8

                                  TELMED, INC.

                          CONSOLIDATED BALANCE SHEETS





                                     ASSETS

                                                                                    April 30,       October 31,
                                                                                      1997              1996
                                                                                      ----              ----
Current Assets
 Cash and cash equivalents                                                        $   167,815       $    44,139
 Accounts receivable, net of allowance for doubtful
    accounts of $188,977 and $213,688, respectively                                   575,745           701,254
 Due from affiliates                                                                     -               26,189
 Prepaid expenses and other current assets                                             48,510            28,439
                                                                                  -----------        ----------

    Total current assets                                                              792,070           800,021

Property and equipment - net                                                           69,700           140,840
Investment in debt securities - available for sale                                     17,335           109,487
Goodwill, net of accumulated amortization of
    $38,296 and $26,894, respectively                                                  27,847            39,249
Other assets                                                                          119,581           100,060
                                                                                  -----------       -----------
    Total assets                                                                  $ 1,026,533       $ 1,189,657
                                                                                  ===========       ===========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Loans payable - related parties                                                  $   225,000       $   245,000
 Accounts payable                                                                     257,157           277,263
 Accrued expenses                                                                     462,765           478,583
 Due to affiliate                                                                        -                2,100
 Current portion of capital lease obligation                                           13,572             9,404
                                                                                  -----------       -----------

    Total current liabilities                                                         958,494         1,012,350

Capital lease obligation, less current portion                                         54,289            39,356
                                                                                  -----------       -----------

    Total liabilities                                                               1,012,783         1,051,706
                                                                                  -----------       -----------

Minority interests                                                                     17,166            41,112
                                                                                  -----------       -----------

Commitments (see Notes)

Stockholders' Equity
 Common stock - par value $.007 per share, 10,000,000
   shares authorized, 620,000 shares issued and
   outstanding, as adjusted                                                             4,340             4,340
 Additional paid-in capital                                                         5,685,016         5,685,016
 Accumulated deficit, net of distributions of
    $51,950 and -0-.                                                               (5,785,610)       (5,677,581)
 Unrealized gain on securities available for sale                                      92,838            85,064
                                                                                  -----------       -----------

    Total stockholders' equity                                                     (    3,416)           96,839
                                                                                  -----------       -----------

    Total liabilities and stockholders' equity                                    $ 1,026,533       $ 1,189,657
                                                                                  ===========       ===========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TELMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                     ------------------         ----------------
                                         APRIL 30,                 APRIL 30,
                                     ------------------         ----------------
                                     1997         1996          1997        1996
                                     ----         ----          ----        ----
Revenues
  Service Revenues               $   903,263  $ 1,127,442  $ 1,838,407  $ 2,293,014
  Interest and Other Income           37,127       13,705       38,850       34,162
                                 -----------  -----------  -----------  -----------

    Total Revenues                   940,390    1,141,147    1,877,257    2,327,176
                                 -----------  -----------  -----------  -----------

Costs and Expenses
  Cost of Services Provided          428,639      518,363      840,660    1,031,908
  Research and Development Costs        -            -            -             169
  Clinical Testing Costs                -          16,519         -          27,618
  General and Administrative         639,992      854,713    1,531,945    1,596,345
                                 -----------  -----------  -----------  -----------

    Total Expenses                 1,068,631    1,389,595    2,372,605    2,656,040
                                 -----------  -----------  -----------  -----------

  Loss Before Minority Interests
    and Sale of CORF              (  128,241)  (  248,448)  (  495,348)  (  328,864)


Minority Interests In
  Consolidated Entities           (   38,624)   (   7,253)  (   60,731)  (   18,987)

Gain on CORF Sale                                              500,000
                                 -----------  -----------  -----------  -----------

Net Loss                         $(  166,865) $(  255,701) $(   56,079) $(  347,851)
                                 ===========  ===========  ===========  ===========


  Net Loss Per Share             $(      .27) $(      .41) $(      .09) $(      .56)
                                 ===========  ===========  ===========  ===========


Weighted Average Shares
  Outstanding                        620,000      620,000      620,000      620,000
                                 ===========  ===========  ===========  ===========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TELMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           SIX MONTHS ENDED APRIL 30,





                                                            1997          1996
                                                        ------------  ------------
Cash Flows From Operating Activities:
Net Loss                                                $(   56,079)  $(  347,851)
Adjustments To Reconcile Net Loss
  To Net Cash Used In Operating
  Activities:
    Unrealized Gain on Marketable Securities                  7,774        29,221
    Depreciation and Amortization                            82,542        46,776
    (Increase) Decrease In Accounts Receivable              125,509    (  296,283)
    (Increase) Decrease In Due From Affiliates               26,189        25,100
    Increase (Decrease) In Minority Interest             (   23,946)   (   27,465)
    (Increase) Decrease In Prepaid Expenses and
      Other Current Assets                               (   20,071)   (   74,931)

    Increase (Decrease) In Accounts Payable
      and Accrued Expenses                               (   55,923)      141,573
                                                        -----------   -----------

Net Cash Provided By(Used In) Operating Activities           85,995    (  503,860)
                                                        -----------   -----------

Cash Flows From Investing Activities:
  Decrease In Available For Sale Investments                 92,152       513,829
  Acquisition Of Equipment                                      -      (   30,100)
  (Increase) In Other Assets                             (   19,521)   (   52,017)
  Sale of Investment In General Partnership                    -           29,357
                                                        -----------   -----------

Net Cash Provided By Investing
  Activities                                                 72,631       461,069
                                                        -----------   -----------

Cash Flows From Financing Activities:
  Increase in Lease Obligations                              19,100          -
  Payments on Loans to Affiliates                        (    2,100)         -
  Distributions                                          (   51,950)         -
  Loan Receivable - 46061 Ontario Ltd.                         -       (  450,000)
  Proceeds From Loan Receivable -
    HMA Investment, Inc.                                       -          289,318
                                                        -----------   -----------

Net Cash Used In Financing Activities                    (   34,950)   (  160,682)
                                                        -----------   -----------

Increase (Decrease) In Cash and Cash
  Equivalents                                               123,676    (  203,473)

Balance At October 31,                                       44,139       493,916
                                                        -----------   -----------

Balance At April 30,                                    $   167,815   $   290,443
                                                        ===========   ===========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1997



NOTE  1 - DESCRIPTION OF BUSINESS AND FINANCIAL DIFFICULTIES

   TelMed, Inc. (the "Company") was incorporated on June 24, 1991 under the laws of the State of Delaware. The Company is currently seeking regulatory approval to market a portable fetal monitor for use by women with high risk pregnancies. During fiscal 1996, the Company began in-home clinical (Phase
   II) tests of the monitor, and expects to complete Phase II testing during fiscal 1997 or first quarter fiscal 1998. Thereafter, the Company will seek approval from the U.S. Food and Drug Administration ("FDA") to market the device. There can be no assurance that Phase II clinical testing will be successfully completed or that the FDA will grant its approval based on the Company's clinical studies.

   In August 1993, the Company acquired all of the outstanding Common Stock of ConsulMed, Inc. ("ConsulMed"). ConsulMed provides in-home nursing care and rehabilitative therapy for private pay and Medicare patients located within the State of Florida. ConsulMed has expanded its operations to provide rehabilitative therapy, primarily to Medicare patients, through its comprehensive out-patient rehabilitation facilities ("CORFs"). ConsulMed has established two CORFs in Florida, one of which was during the first quarter of 1997. ConsulMed also offers management support services to assist independent owners in the establishment and operation of CORFs.

   The Company has incurred consolidated net losses of approximately $2,962,000, $1,025,000 and $974,000 for the years ended October 31, 1996, 1995 and 1994, respectively. The Company has an accumulated deficit of approximately $5,785,000 and negative working capital of approximately $166,000 at April 30, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of the aforementioned uncertainty. Management anticipates that TelMed will not be prepared to generate revenues through at least the end of fiscal 1997, and that ConsulMed will require additional funds for operations at least through the first half of fiscal 1997.

   Management's plans regarding these matters include i) implementing a cost-cutting program to reduce overhead expenses, ii) using available accounts receivable financing and related party loans for operating capital, and iii) selling business assets. There is no assurance that such efforts will be successful.

NOTE 2 -  MANAGEMENT REPRESENTATION

   The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at April 30, 1997 and 1996.

   These financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended October 31, 1996.

   The results reflected for the six months period ended April 30, 1997 are not necessarily indicative of the results for the entire fiscal year to end on October 31, 1997.

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

Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations


Six Months Ended April 30, 1997 compared to Six Months Ended April 30, 1996

ConsulMed contributed all of the operating revenue of the Company during the six months ended April 30, 1997 and 1996. Service revenues decreased $454,607 (20%) from $2,293,014 for the first six months of fiscal 1996 to $1,838,407 for the first six months of fiscal 1997. Service revenues represent income from
in-home nursing care services provided.   Cost of service provided of $840,660
and $1,031,908 consists primarily of payroll and related costs. With the expansion of managed care, especially in the South Florida area, the opportunities to provide third party nursing services greatly diminished in that managed care providers provided such services through wholly owned subsidiaries or through contract with national service companies. This trend is expected to continue, resulting in increased pressure on the Company's ability to generate revenue from in-home nursing care.

General and administrative costs decreased $64,400 (4%) from $1,596,345 to $1,531,945 during the first six months of fiscal year-end 1997. These costs consist of operating expenses incurred by ConsulMed of $1,297,494 and $1,560,811 in the six months ended April 30, 1997 and 1996 respectively, as well as officer salary, professional fees and general overhead expenses incurred by the parent company of $234,451 and $355,346.

ConsulMed recorded a profit from operations of $178,372 for the first six months of fiscal year 1997, including a $500,000 gain from the sale of its CORF (See "Liquidity and Capital Resources" below). This compares with a loss of $7,495 for the six months ended April 30, 1996.

Liquidity and Capital Resources

The Company experienced significant cash flow problems during fiscal year 1996. These difficulties continued into the first half of fiscal year 1997. Although during fiscal 1996, the Company adopted certain cost reductions in general and administrative expenses with respect to administrative staff, this was offset by increased expenses associated with the establishment of Comprehensive Outpatient Rehabilitative Facility ("CORF") and the development of the pulmonary program. The Company funded Consul-Med's operating deficit and the continued expenses associated with testing the fetal monitor, through the utilization of remaining cash and loans from related parties. In addition, during the first quarter of fiscal 1997, the Company began factoring accounts receivable and sold one of its CORF facilities for $500,000 and retained a management contract.

The Company continues to revise its operating budget, evaluating the profitability of the various operating departments, and reducing administrative costs and personnel in order to preserve existing cash and anticipated cash flow.

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

   (2) Consul-Med's CORF operation could experience difficulties in generating increased revenues or revenues could decrease due to competitive and other factors.

   (3) TelMed's fetal monitor's clinical testing could be prolonged due to further testing requirements.

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

          (iii) Consolidated Statements of Operations for each of the years in the three-year period ended October 31, 1996

          (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended October 31, 1996

          (v) Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended October 31, 1996

          (vi)   Notes to Consolidated Financial Statements

(2)       Financial Statement Schedules

          None.

(3)       Exhibits

                                                                    Sequential
                                                                     Page No.
                                                                     --------

3(a)(i)       -  Restated Certificate Of Incorporation and Amendment    (1)
                   to Certificate Of Incorporation

3(a)(ii)      -  Amendment to Certificate of Incorporation               -


3(b)          -  By-Laws                                                (1)

4(b)(i)       -  Warrant Agreement for Public Warrants                  (2)

4(b)(ii)      -  Warrant Agreement for Private Warrants                  -

10(a)(i)      -  Employment Agreement between Registrant and            (3)
                   Jeffrey I. Binder

10(a)(ii)     -  Stock Option Plan of Registrant                        (3)

10(a)(iii)    -  Employment Agreement between Consul-Med, Inc.          (4)
                   and Alan I. Miller

10(a)(iv)     -  Consulting Agreement between Consul-Med, Inc.          (4)
                   and Marvin L. Finston

10(a)(v)      -  Lease Agreement between Consul-Med of South            (4)
                   Florida, Inc. and HHL Financial Services, Inc.

10(a)(vi)     -  Promissory Notes, dated February 21, 1995 and          (5)
                   June 21, 1995, of Extreme Technologies, Inc.
                   payable to the company.

10(a)(vii)    -  Assignment Agreement, dated October 1, 1995,           (5)
                   between HMA Investments, Inc. and the Company with respect to promissory notes of Extreme
                   Technologies, Inc.

10(a)(viii)   -  Promissory Note dated November 6, 1995 of Daniel       (5)
                   Laboratories payable to the company and
                   Guaranty Agreement of Daniel Diena and
                   Emmanuel Diena.

21               List of Subsidiaries of Registrant.

27               Financial Data Schedule (for SEC use only).

-----------------

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

                                         TELMED, INC.

Date:  June 13, 1997                     /S/ ALAN I. MILLER, M.D.
                                         -------------------------
                                         Alan I. Miller, M.D.,
                                            President




Date:  June 13, 1997                     /S/ JEFFREY I. BINDER
                                         -----------------------------
                                         Jeffrey I. Binder, Chairman




Date:  June 13, 1997                     /S/ SYED NAQVI
                                         -----------------------------
                                         Syed Naqvi, Principal
                                            Financial Officer