Form 10-Q
period 1997-07-31
TELMED INC
filed 1997-09-15
CIK 883719

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934

For the quarterly period ended      JULY 31, 1997
                               ---------------------------

                                       OR

----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number          0-20438
                       ---------------------------

                        TELMED, INC.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)


         DELAWARE                                65-0273037
--------------------------             ---------------------------
State or other jurisdiction                   (IRS Employer
    of incorporation)                      Identification No.)

9350 SOUTH DIXIE HIGHWAY, SUITE 1220, MIAMI, FLORIDA     33156
----------------------------------------------------   ---------
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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES ______   NO ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date. As of July 31, 1997, there were outstanding 620,000 shares of Common Stock, par value $.007 per share.

Page 1 of 11 pages. Exhibit index at page 9.

                                  TELMED, INC.

                          PART I FINANCIAL INFORMATION







                                                           I N D E X


                                                                          PAGE
         Part I.      FINANCIAL INFORMATION
                      ---------------------                               ----

         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of July 31,
                      1997 and October 31, 1996                            3

                      Consolidated Statements of Operations for
                      the three and nine months ended July 31,
                      1997 and July 31, 1996.                              4

                      Consolidated Statements of Cash Flows for
                      the nine months ended July 31, 1997 and
                      July 31, 1996.                                       5


                      Notes to Consolidated Financial Statements           6

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                         7 - 8

         Part II.     OTHER INFORMATION
                      -----------------

         Item 6.      Exhibits and Reports on Form 8-K

                                  TELMED, INC.

                           CONSOLIDATED BALANCE SHEETS






                                     ASSETS

                                                            July 31,          October 31,
                                                             1997                1996
                                                          -----------         -----------
Current Assets
  Cash and cash equivalents                               $      -            $    44,139
  Accounts receivable, net of allowance for doubtful
     accounts of $199,394 and $213,688, respectively          670,387             701,254
  Due from affiliates                                            -                 26,189
  Prepaid expenses and other current assets                    68,397              28,439
                                                          -----------         -----------

    Total current assets                                      738,784             800,021

Property and equipment - net                                  119,168             140,840
Investment in debt securities - available for sale               -                109,487
Goodwill, net of accumulated amortization of
  $36,812 and $26,894, respectively                            29,331              39,249
Other assets                                                  128,981             100,060
                                                          -----------         -----------
    Total assets                                          $ 1,016,264         $ 1,189,657
                                                          ===========         ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Bank Overdraft                                          $    63,912         $      -
  Loans payable - related parties                             415,000             245,000
  Accounts payable                                            484,051             277,263
  Accrued expenses                                             69,126             478,583
  Due to affiliate                                             25,000               2,100
  Current portion of capital lease obligation                  13,572               9,404
                                                          -----------         -----------

    Total current liabilities                               1,070,661           1,012,350

Capital lease obligation, less current portion                 43,327              39,356
                                                          -----------         -----------

    Total liabilities                                       1,113,988           1,051,706
                                                          -----------         -----------

Minority interests                                               -                 41,112
                                                          -----------         -----------

Commitments (see Notes)

Stockholders' Equity (Deficit)
  Common stock - par value $.007 per share, 10,000,000
    shares authorized, 620,000 shares issued and
    outstanding, as adjusted                                    4,340               4,340
  Additional paid-in capital                                5,685,016           5,685,016
  Accumulated deficit, net of distributions of
    $51,950 and -0-.                                       (5,879,918)         (5,677,581)
  Unrealized gain on securities available for sale             92,838              85,064
                                                          -----------         -----------

    Total stockholders' equity (deficit)                      (97,724)             96,839
                                                          -----------         -----------

    Total liabilities and stockholders' equity
       Deficit                                            $ 1,016,264         $ 1,189,657
                                                          ===========         ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                           ------------------         -----------------
                                                JULY 31,                   JULY 31,
                                           ------------------         -----------------
                                           1997          1996         1997         1996
                                           ----          ----         ----         ----


      Revenues
        Service Revenues               $ 1,004,312  $   917,630  $ 2,473,646  $ 3,210,644
        Interest and Other Income            2,609        2,871       41,459       37,033
                                       -----------  -----------  -----------  -----------

          Total Revenues                 1,006,921      920,501    2,515,105    3,247,677
                                       -----------  -----------  -----------  -----------

      Costs and Expenses
        Cost of Services Provided          296,304      467,032    1,136,964    1,498,940
        Research and Development Costs        -            -            -             169
        Clinical Testing Costs                -            -            -          27,618
        General and Administrative         817,163      976,819    1,980,035    2,573,163
                                       -----------  -----------  -----------  -----------

          Total Expenses                 1,113,467    1,443,851    3,116,999    4,099,890
                                       -----------  -----------  -----------  -----------

        Loss Before Minority Interests
          and Sale of Division            (106,546)    (523,350)    (601,894)    (852,213)

      Minority Interests In
        Consolidated Entities               12,238        3,661      (48,493)     (15,326)

      Gain on Division Sale                                          500,000
                                       -----------  -----------  -----------  -----------

      Net Loss                         $   (94,308) $  (519,689) $  (150,387) $  (867,539)
                                       ===========  ===========  ===========  ===========


        Net Loss Per Share             $      (.15) $      (.84) $      (.24) $     (1.40)
                                       ===========  ===========  ===========  ===========


      Weighted Average Shares
        Outstanding                        620,000      620,000      620,000      620,000
                                       ===========  ===========  ===========  ===========












                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           NINE MONTHS ENDED JULY 31,






                                                                   1997          1996
                                                               ------------  ------------
       Cash Flows From Operating Activities:
       Net Loss                                                $  (150,387)  $  (867,539)
       Adjustments To Reconcile Net Loss
         To Net Cash Used In Operating
         Activities:
           Unrealized Gain on Marketable Securities                  7,774        35,496
           Depreciation and Amortization                            53,052        76,342
           (Increase) Decrease In Accounts Receivable               30,867      (276,959)
           (Increase) Decrease In Due From Affiliates               26,189        25,100
           Increase (Decrease) In Minority Interest                (41,112)      (31,126)
           (Increase) In Other Assets                              (28,921)      (49,583)
           (Increase) Decrease In Prepaid Expenses and
             Other Current Assets                                  (39,958)      (76,862)
           Increase (Decrease) In Accounts Payable
             and Accrued Expenses                                 (202,669)      173,873
                                                               -----------   -----------

       Net Cash Provided By (Used In) Operating Activities        (345,165)     (991,258)
                                                               -----------   -----------

       Cash Flows From Investing Activities:
         Decrease In Available For Sale Investments                109,487       521,376
         Disposition Of Equipment                                  (21,462)      (45,330)
         Sale of Investment In General Partnership                    -           29,357
                                                               -----------   -----------

       Net Cash Provided By Investing
         Activities                                                 88,025       505,403
                                                               -----------   -----------

       Cash Flows From Financing Activities:
         Increase in Lease Obligations                               8,139          -
         Incease in Loans From Affiliates                           22,900          -
         Distributions                                             (51,950)         -
         Loan Receivable - 46061 Ontario Ltd.                         -         (450,000)
         Proceeds From Loan Receivable -
           HMA Investment, Inc.                                       -          289,318
           Related Party                                           170,000       196,500
                                                               -----------   -----------

       Net Cash Used In Financing Activities                       149,089        35,818
                                                               -----------   -----------

       Increase (Decrease) In Cash and Cash
         Equivalents                                              (108,051)     (450,037)

       Balance At October 31,                                       44,139       493,916
                                                               -----------   -----------

       Balance At July 31,                                     $   (63,912)  $    43,879
                                                               ===========   ===========







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TELMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1997






NOTE  1 - DESCRIPTION OF BUSINESS AND FINANCIAL DIFFICULTIES
          --------------------------------------------------

  The Company has incurred consolidated net losses of approximately $2,962,000, $1,025,000 and $974,000 for the years ended October 31, 1996, 1995 and 1994, respectively. The Company has an accumulated deficit of approximately $5,900,000 and negative working capital of approximately $331,877 at July 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of the aforementioned uncertainty. Management anticipates that TelMed will not be prepared to generate revenues through at least the end of fiscal 1997, and that ConsulMed will require additional funds for operations through fiscal 1997.

  Management's plans regarding these matters include i) implementing a cost-cutting program to reduce overhead expenses, ii) using available accounts receivable financing and related party loans for operating capital, and iii) selling business assets. There is no assurance that such efforts will be successful.

NOTE 2 - MANAGEMENT REPRESENTATION
         -------------------------

  The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at July 31, 1997 and 1996.

  These financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended October 31, 1996.

  The results reflected for the nine month period ended July 31, 1997 are not necessarily indicative of the results for the entire fiscal year to end on October 31, 1997.

NOTE 3 - STOCKHOLDERS' EQUITY
         --------------------

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Nine Months Ended July 31, 1997 compared to Nine Months Ended July 31, 1996

ConsulMed contributed all of the operating revenue of the Company during the nine months ended July 31, 1997 and 1996. Service revenues decreased $736,978 (23%) from $3,210,624 for the first nine months of fiscal 1996 to $2,473,646 for the first nine months of fiscal 1997. Service revenues represent income from in-home nursing care services provided. Cost of service provided of $1,136,964 for the nine months ended July 31, 1997 and $1,498,940 for the nine months ended July 31, 1996 consists primarily of payroll and related costs. With the expansion of managed care, especially in the South Florida area, the opportunities to provide third party nursing services greatly diminished in that managed care providers provided such services through wholly owned subsidiaries or through contract with national service companies. This trend is expected to continue, resulting in increased pressure on the Company's ability to generate revenue from in-home nursing care.

General and administrative costs decreased $593,128 (23%) from $2,573,163 to $1,980,035 during the first nine months of fiscal year-end 1997. These costs consist of operating expenses incurred by ConsulMed of $1,688,009 and $2,028,023 in the nine months ended July 31, 1997 and 1996 respectively, as well as officers' salary, professional fees and general overhead expenses incurred by the parent company of $366,068 and $545,140.

ConsulMed recorded a loss from operations of $8,687 for the first nine months of fiscal year 1997, including a $500,000 gain from the sale of its CORF (See "Liquidity and Capital Resources" below). This compares with a loss of $317,311 for the nine months ended July 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced significant cash flow problems during fiscal year 1996. These difficulties continue into fiscal year 1997. Although during fiscal 1996, the Company adopted certain cost reductions in general and administrative expenses with respect to administrative staff, this was offset by increased expenses associated with the establishment of Comprehensive Outpatient Rehabilitative Facility ("CORF") and the development of the pulmonary program. The Company funded ConsulMed's operating deficit and the continued expenses associated with testing the fetal monitor, through the utilization of remaining cash and loans from related parties. In addition, during the first quarter of fiscal 1997, the Company began factoring accounts receivable and sold one of its CORF facilities for $500,000 and retained a management contract.

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

Forward Looking Statements
--------------------------

From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, usage and development activities and some other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations expressed by the Company's forward looking statements. The risks and uncertainties that may effect the operations, performance, development and results of business, include but are not limited to, the following:

  (1) ConsulMed's home health care services could experience continued decrease in revenues.

  (2) ConsulMed's CORF operation could experience difficulties in generating increased revenues or revenues could decrease due to competitive and other factors.

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

                                     PART II


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
                    ------------------------------------------


                27   Financial Data Schedule (for SEC use only).

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TELMED, INC.



Date: September 12, 1997                          /s/ ALAN I. MILLER, M.D.
                                                  ----------------------------
                                                  Alan I. Miller, M.D.,
                                                        President



Date: September 12, 1997                          /s/ JEFFREY I. BINDER
                                                  ----------------------------
                                                  Jeffrey I. Binder, Chairman




Date: September 12, 1997                          /s/ SYED NAQVI
                                                  ----------------------------
                                                  Syed Naqvi, Principal
                                                    Financial Officer